Form 10-Q
period 2006-06-30
ViewPoint Financial Group
filed 2006-08-22
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number         000-52050

VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)
United States (State or other jurisdiction of incorporation or organization)	6035 Primary Standard Industrial Classification Code Number)	20-4484783 (I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas 75075
(972) 578-5000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES__   NO   X

             Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer __                    Accelerated filer __                    Non-accelerated filer   X

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES__   NO   X

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	0
Class	Shares Outstanding as of June 30, 2006

Next Page

Next Page

PART 1 -- FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT BANK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$ 39,071	$ 42,590
Short-term interest-bearing deposits in other
financial institutions	192,068	82,923
Total cash and cash equivalents	231,139	125,513
Certificates of deposit with other financial institutions	-	11,000
Securities available for sale	206,128	101,860
Securities held to maturity (fair value June 30, 2006
- $25,533, December 31, 2005 - $41,496)	25,760	41,962
Loans held for sale	4,472	2,306
Loans, net of allowance of $7,090 - June 30, 2006,
$7,697 -- December 31, 2005	1,002,049	1,073,167
Federal Home Loan Bank stock	3,773	3,958
Mortgage servicing rights	1,925	2,068
Foreclosed assets, net	844	519
Premises and equipment, net	44,563	44,687
National Credit Union Share Insurance Fund
("NCUSIF") deposit	-	10,424
Membership capital account at corporate credit union	1,000	1,000
Accrued interest receivable	5,127	5,010
Other assets	11,859	4,588
	$1,538,639	$1,428,062
LIABILITIES AND MEMBERS' EQUITY
Deposits
Non-interest-bearing demand	$ 209,157	$ 195,377
Interest-bearing demand	98,400	106,604
Savings and money market	803,840	760,442
Time	244,324	195,304
Total deposits	1,355,721	1,257,727
Federal Home Loan Bank advances	51,580	47,680
Other liabilities	24,803	21,474
Total liabilities	1,432,104	1,326,881

Commitments and contingent liabilities	-	-

Members' equity
Regular reserve	-	35,786
Retained earnings	108,624	66,627
Accumulated other comprehensive income (loss)	(2,089)	(1,232)
Total members' equity	106,535	101,181
Total liabilities and members' equity	$1,538,639	$1,428,062

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$14,193	$14,081	$28,342	$28,086
Securities	2,318	1,240	3,863	1,920
Interest-bearing deposits in other financial institutions	1,053	533	1,894	1,089
Other	46	46	88	169
Total interest income	17,610	15,900	34,187	31,264

Interest expense
Deposits	7,020	5,050	13,304	9,648
Federal Home Loan Bank advances	564	608	1,094	1,242
Total interest expense	7,584	5,658	14,398	10,890
Net interest income	10,026	10,242	19,789	20,374
Provision for loan losses	439	1,046	809	2,237
Net interest income after provision for loan losses	9,587	9,196	18,980	18,137

Noninterest income
Service charges and fees	4,886	5,498	9,723	10,712
Brokerage fees	156	129	296	254
Gain on sale of membership interests	-	111	-	755
Net gains on sales of loans	47	121	97	216
Title fee income	135	117	421	242
Other	355	454	669	957
Total noninterest income	5,579	6,430	11,206	13,136

Noninterest expense
Salaries and employee benefits	8,302	7,841	16,963	15,663
Advertising and marketing	923	734	1,571	1,288
Occupancy and equipment	1,404	1,340	2,750	2,665
Outside professional services	203	107	344	323
Data processing	1,047	1,083	2,122	2,194
Office operations	1,647	1,577	3,338	3,212
Charter conversion costs	-	455	101	762
Deposit processing charges	232	294	444	576
Other	947	493	1,667	942
Total noninterest expense	14,705	13,924	29,300	27,625
Income before income tax expense	461	1,702	886	3,648
Income tax expense (benefit)	633	-	(5,325)	-
Net income (loss)	$ (172)	$ 1,702	$ 6,211	$ 3,648
Comprehensive income (loss)	$ (1,005)	$ 2,044	$ 5,354	$ 3,414
Unaudited pro forma income statement data (see Note 3):
Less pro forma income tax expense	-	630	-	1,350
Less tax benefit - change in tax status	-	-	6,108	-
Pro forma net income (loss)	$ (172)	$ 1,072	$ 103	$ 2,298

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(Unaudited)
(Dollar amounts in thousands)

	Regular Reserve	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Members' Equity
Balance at December 31, 2004	$35,786	$ 63,903	$(258)	$ 99,431
Comprehensive income:
Net income	-	3,648	-	3,648
Change in net unrealized losses on securities available for sale	-	-	(234)	(234)
Total comprehensive income				3,414
Balance at June 30, 2005	$35,786	$67,551	$ (492)	$102,845

	Regular Reserve	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Members' Equity
Balance at December 31, 2005	$35,786	$66,627	$(1,232)	$101,181
Transfer due to conversion	(35,786)	35,786	-	-
Comprehensive income:
Net income	-	6,211	-	6,211
Change in net unrealized losses on securities available for sale	-	-	(857)	(857)
Total comprehensive income				5,354
Balance at June 30, 2006	$ -	$108,624	$(2,089)	$106,535

See accompanying notes to unaudited consolidated financial statement.

Next Page

VIEWPOINT BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$ 6,211	$ 3,648
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,372	2,389
Provision for loan losses	809	2,237
Net premium amortization of securities	96	202
Amortization of mortgage servicing rights	204	196
Federal Home Loan Bank stock dividends	(88)	(71)
Net gain on sale of loans held for sale	(97)	(216)
Loans originated for sale	(9,125)	(9,094)
Proceeds from sale of loans held for sale	7,055	11,902
Net (gain) loss on disposition of property and equipment	7	-
Net gain on sales of other real estate owned	6	-
Net change in deferred loan costs	2,068	1,231
Net change in accrued interest receivable	(117)	(231)
Net change in other assets	(6,087)	3,149
Net change in other liabilities	3,329	2,772
Net cash from operating activities	6,643	18,114
Cash flows from investing activities
Net change in certificates of deposit with other financial institutions	$ 11,000	$ -
Securities available for sale:
Maturities, prepayments, and calls	16,004	7,951
Purchases	(122,297)	(50,939)
Securities held to maturity:
Maturities, prepayments, and calls	16,099	6,721
Loans purchased	(8,887)	(1,425)
Participation loans sold	7,402	7,842
Net change in loans	69,282	(31,622)
Net change in the NCUSIF deposit	10,424	(605)
Redemption (purchase) of Federal Home Loan Bank stock	273	-
Purchase of premises and equipment	(2,255)	(1,734)
Proceeds on sale of other real estate owned	44	-
Net cash from investing activities	(2,911)	(63,811)

(Continued)

Next Page

	For the Six Months Ended June 30,
	2006	2005
Cash flows from financing activities
Net change in deposits	$ 97,994	$ 15,620
Proceeds from Federal Home Loan Bank advances	8,159	-
Repayments on Federal Home Loan Bank advances	(4,259)	(4,984)
Net cash from financing activities	101,894	10,636
Net change in cash and cash equivalents	105,626	(35,061)
Beginning cash and cash equivalents	125,513	129,599
Ending cash and cash equivalents	$231,139	$ 94,538
Supplemental cash flow information:
Interest paid	$ 14,150	$ 10,889
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$ 465	$ 0

See accompanying notes to unaudited consolidated financial statements.

Next Page

Notes to Consolidated Interim Financial Statements

1.     Basis of Financial Statement Presentation

The financial statements of ViewPoint Financial Group have been omitted because ViewPoint Financial Group has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. The accompanying consolidated financial statements of ViewPoint Bank and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company's Registration Statement on Form S-1.

The accompanying unaudited consolidated financial statements include the accounts of ViewPoint Bank and its wholly owned subsidiary, Community Financial Services, Inc. ("CFS") which has a majority ownership (75%) in, Community Title, L.L.C. ("CT"), together referred to as "the Company". All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.

2.     Loans

Loans consist of the following:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Mortgage loans:
One-to four- family	$ 275,853	$ 271,924
Commercial	126,261	99,334
Home equity	88,433	85,365
	490,547	456,623
Automobile indirect loans	291,501	364,046
Automobile direct loans	173,271	196,254
Government-guaranteed student loans	5,156	5,751
Commercial -- non-mortgage	9,603	8,813
Lines of credit, unsecured	22,787	28,804
Other consumer loans, secured	10,281	12,512
Total gross loans	1,003,146	1,072,803
Deferred net loan origination costs	5,993	8,061
Allowance for loan losses	(7,090)	(7,697)
	$1,002,049	$1,073,167

Next Page

Activity in the allowance for loan losses was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)

Beginning balance	$ 7,286	$ 7,723	$ 7,697	$ 8,424
Provision for loan losses	439	1,046	809	2,237
Loans charged-off	(945)	(1,515)	(1,906)	(3,492)
Recoveries	310	77	490	162
Ending balance	$ 7,090	$ 7,331	$ 7,090	$ 7,331

3.     Income Taxes

Prior to January 1, 2006, the Company was a credit union and not subject to income taxes. Therefore, the financial statements through December 31, 2005 do not include income tax expense or any current or deferred income tax liabilities. The Company's subsidiaries were subject to incomes taxes; however, income tax expense and related tax liabilities were not material for presentation purposes.

Effective January 1, 2006, the Company became a taxable entity in conjunction with its charter conversion. The Company's pre-tax income will be subject to federal and state income taxes at a combined rate of 37.0%. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax benefit in the amount of $6.1 million in the statement of income during the first quarter of 2006.

At June 30, 2006 and January 1, 2006, deferred tax assets and liabilities were due to the following:

	June 30, 2006	January 1, 2006
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$ 2,458	$ 2,846
Depreciation	3,215	3,512
Deferred compensation arrangements	285	274
Self-funded health insurance	382	314
Other	1,173	456
	7,513	7,402
Deferred tax liabilities:
Mortgage servicing assets	(667)	(765)
Net deferred tax asset	$ 6,846	$ 6,637

No valuation allowance was provided on deferred tax assets as of June 30, 2006, or January 1, 2006.

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	(Dollars in Thousands)

Federal statutory rate times financial statement income	$ 157	$ 302
Effect of:
State taxes, net of federal benefit	114	119
Change in tax status	-	(6,108)
Impact of new Texas margin tax	362	362
Total income tax expense (benefit)	$ 633	$(5,325)

Next Page

Pro forma Financial Information:

As a credit union, the Company was not subject to federal or state income taxes for 2005. Had the Company been subject to federal and state income taxes at the combined rate of 37% for the three months and six months ended June 30, 2005, income tax expense would have been $630,000 and $1.4 million, while net income would have been $1.1 million and $2.3 million, respectively. Had the Company been subject to federal and state income taxes at the combined rate of 37% for all periods presented, the pro forma net income for the six months ended June 30, 2006 would have been $103,000.

4.      Adoption of Plan of Reorganization and Stock Issuance

The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance ("the Plan of Reorganization"). Pursuant to the Plan of Reorganization, the Bank will (i) convert to a stock savings bank as the successor to the Bank in its current mutual form; (ii) organize a Stock Holding Company as a federally chartered corporation, which will own 100% of the common stock of the Stock Bank; and (iii) organize a Mutual Holding Company as a federally chartered mutual holding company, which will own at least 51% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank will succeed to the business and operations of the Company in its mutual form and the Stock Holding Company will sell a minority interest in its common stock in a public stock offering. The common stock will be offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares offered to the public in a community offering or a syndicated community offering or a combination thereof. Upon completion of the stock offering, the Mutual Holding Company will continue to own at least a majority of the common stock.

The Plan of Reorganization must be approved by the OTS and by the Bank's members.

Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts and/or loans with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

The Stock Holding Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Stock Bank as determined by an independent appraisal. The Mutual Holding Company will maintain the majority ownership of the Stock Holding Company. The Stock Holding Company will own 100% of the Bank. The Bank may not pay dividends to the Stock Holding Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold. In connection with the Plan of Reorganization, the Bank will apply to the OTS to have the Stock Holding Company retain up to 50% of the net proceeds of the stock offering.

Reorganization costs have been deferred and will be deducted from the proceeds of the shares sold in the reorganization. If the conversion is not completed, all costs will be charged to expense. At June 30, 2006 and December 31, 2005, approximately $747,000 and $63,000 of reorganization costs had been incurred and deferred. No reorganization costs had been deferred during the six months ended June 30, 2005.

On July 6, 2006, ViewPoint Financial Group filed a registration statement with the Securities and Exchange Commission on Form S-1 which became effective on July 11, 2006. The stock offering is anticipated to close in the third quarter of 2006. As a result, this quarterly report does not include earnings per share calculations and/or discussion regarding stock proceeds.

Next Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as "expects," "believes," "should," "plans," "anticipates," "will," "potential," "could," "intend," "may," "outlook," "predict," "project," "would," "estimates," "assumes," "likely," and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Company's loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report and factors set for under Risk Factors in our Registration Statement on Form S-1. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

On January 1, 2006, ViewPoint Bank converted its charter from a state-chartered credit union to a federally chartered savings bank. On that date our name was changed from Community Credit Union to ViewPoint Bank, and we became a taxable organization.

Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate, automobiles and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company's earnings are primarily dependent upon our net interest income, the difference between interest income and interest expense.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company's earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

In connection with the audit of our 2003, 2004 and 2005 financial statements, our independent auditing firm issued a letter to our audit committee identifying four material weaknesses in our internal control over financial reporting. These weaknesses related to (i) our classification of collateral-in-process loans as foreclosed assets and charging off the difference between the carrying value of the loan and the estimated value of the foreclosed asset, (ii) the need to update our historical charge-off experience to reflect current conditions in connection with our allowance for loan loss estimates, (iii) our timing for recording charge-offs against the allowance for loan losses, and (iv) our system for providing access to our FedLine controls. We have addressed the weaknesses identified in (i), (ii) and (iii) above, by having made adjustments to our allowance for loan loss

Next Page

calculations and the timing of our charge-offs in connection with the 2005 audit, and are in the process of instituting monitoring systems to ensure that all FedLine wire controls and access are appropriately limited. We believe that the steps we have taken adequately address the material weaknesses identified by our independent registered public accountants. The effectiveness of the steps we have taken and are in the process of taking to correct the material weaknesses in our internal controls over financial reporting is subject to continued management review and supported by confirmation and testing as well as audit committee oversight.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for mortgage servicing rights, and accounting for deferred income taxes.

Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending such as automobile loans. Commercial real estate and business lending, however, has a higher credit risk profile due to these loans being larger in amount and non-homogenous. In addition, due to changes in the bankruptcy laws during the fourth quarter of 2005, ViewPoint Bank experienced an increase in bankruptcy filings in the latter half of 2005. The increase in filings impacted the allowance for loan loss and provision expense for 2005, and may continue to do so in 2006, as these cases work their way through the court process. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Mortgage Servicing Rights. We record mortgage servicing rights on loans sold with servicing retained. ViewPoint Bank stratifies its mortgage servicing rights that are capitalized based on one or more of the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each impaired stratum. ViewPoint Bank assesses the carrying value of its mortgage servicing rights periodically in order to determine if its rights are impaired. Any impairment would be required to be recorded during the period identified. ViewPoint Bank's mortgage servicing rights totaled $1.9 million as of June 30, 2006. If our mortgage servicing rights were determined to be impaired, our financial results could be impacted.

Deferred Income Taxes. After converting to a federally chartered savings association, effective January 1, 2006, ViewPoint Bank became a taxable organization. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since our transition to a federally chartered thrift, ViewPoint Bank has recorded income tax expense based upon management's interpretation of the applicable tax regulations. On January 1, 2006, a net deferred tax asset of $6.6 million was established as a result of timing differences for certain items, including depreciation of premises and equipment, bad debt deductions, and mortgage servicing rights. Positions taken by ViewPoint Bank in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

Next Page

Business Strategy

Historically, we were a Texas-chartered, community credit union. We concentrated our lending efforts on the origination of direct and indirect automobile lending and other general consumer lending. In recent years, we have expanded our one- to four-family and commercial real estate mortgage lending and commercial business lending while de-emphasizing our indirect automobile lending. We recently converted to a federal mutual savings bank, and adopted a plan of reorganization and stock issuance, primarily to increase our capital to support our expanded lending strategy. Our primary objective is to remain an independent, community oriented financial institution serving customers in our primary market area. Our board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:

  controlling operating expenses while continuing to provide quality personal service to our customers;
  growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans, and de-emphasizing indirect automobile lending, which will also allow us to meet our qualified thrift lending requirements;
  selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer's full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;
  expanding our banking network by opening loan production offices and de novo branches, and by selectively acquiring branch offices and other financial institutions;
  enhancing our focus on core deposits, including savings and checking accounts;
  borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and
  maintaining a high level of asset quality.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

General. Total assets increased by $110.6 million, or 7.7%, to $1.54 billion at June 30, 2006 from $1.43 billion at December 31, 2005. The increase was primarily a result of increases in investment securities of $88.1 million and cash and cash equivalents of $105.6 million, which was partially offset by a decrease in net loans of $71.1 million, as further discussed below. The increase in total assets was primarily funded by an increase in customer deposits of $98.0 million.

Loans. Our net loan portfolio decreased $71.1 million, or 6.6%, from $1.07 billion at December, 31, 2005 to $1.00 billion at June 30, 2006. This continued decline in the portfolio is attributable to our lending strategy to diversify the loan portfolio. We continue to emphasize the origination of residential mortgage loans and decrease originations of consumer loans, particularly indirect automobile loans. In addition, we are focused on commercial lending, primarily commercial real estate lending. Originations in real estate and commercial lending are anticipated to be less than that of our past production of automobile loans. The excess funds will be invested into securities until these funds can be redeployed into loans. The consumer loan portfolio, including automobile loans, declined $104.4 million, or 17.2%, while real estate and commercial business loans increased a combined $34.7 million, or 7.5%.

We sold one- to four-family real estate loans and commercial real estate loan participations in aggregate amounts of $14.5 million and $19.7 million during the six month periods ended June 30, 2006 and 2005, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, other investments, and future offices, and increase liquidity. Additionally, we sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset liability management policy. We recorded mortgage servicing rights in the amount of approximately $1.9 million at June 30, 2006 and $2.1 million at December 31, 2005 related to the portfolio of loans sold we are currently servicing for others.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.   Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses

Next Page

incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical peer group averages for commercial loans, due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. The allowance for loan losses on individually analyzed loans includes commercial business loans and one-to-four-family and commercial real estate loans, where management has concerns about the borrower's ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Credit quality has improved during the six months ended June 30, 2006. Bankruptcies declined by $6.6 million from $8.3 million at December 31, 2005 to $1.7 million at June 30, 2006. The Company is continuing to decrease its portfolio in consumer loans, especially indirect automobile loans which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses account.

Our allowance for loan losses at June 30, 2006 was $7.1 million, or 0.70% of loans, compared to $7.7 million, or 0.71% of loans, at December 31, 2005. The decline in the allowance for loan losses was due primarily to charge-offs of non-performing loans and a smaller provision for loan losses resulting from a reduction in our consumer loan portfolio, specifically indirect automobile loans, during the six months ended June 30, 2006. Nonperforming loans declined from $4.6 million at December 31, 2005 to $3.0 million at June 30, 2006. Our overall nonperforming loans to total loans ratio decreased from 0.43% at December 31, 2005 to 0.30% at June 30, 2006.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	June 30, 2006	December 31, 2005
(Dollars in Thousands)

Period-end loans with no allocated allowance for loan losses	$ 29	$ 234
Period-end loans with allocated allowance for loan losses	3,368	3,920
Total	$ 3,397	$ 4,154
Amount of the allowance for loan losses allocated to impaired loans at period end	$ 306	$ 509

Six Months Ended June 30,
	2006	2005
(Dollars in Thousands)

Average of individually impaired loans during the period	$ 3,744	$ 4,002

Nonperforming loans were as follows:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)

Loans past due over 90 days still on accrual	$ -	$ -
Nonaccrual loans	1,362	2,592
Trouble Debt Restructurings	1,645	2,003
Total	$ 3,007	$ 4,595

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Next Page

Securities. The securities portfolio increased $88.1 million, or 61.2% to $231.9 million at June 30, 2006 from $143.8 million at December 31, 2005. As the consumer loan portfolio declines, available funds are being reinvested into securities until the demand for loans matches the Company's growth in available funding. During the six months ended June 30, 2006, we purchased $122.3 million of securities with a weighted average yield of 5.59%, which assisted in increasing the yield on earning assets from 4.76% to 5.08% for the six months ended June 30, 2006 versus the same period in the prior year. In the three months ended June 30, 2006, securities were purchased in the amount of $81.6 million with a weighted average rate of 5.75% and weighted average life of 3.29 years. Purchases were a mix of collateralized mortgage obligations (57%), mortgage-backed securities (9%) hybrid mortgage-backed securities (17%), balloon mortgage-backed securities (11%), and agency bonds (6%).

Deposits. Total deposits increased by $98.0 million, or 7.8%, to $1.36 billion at June 30, 2006 from $1.26 billion at December 31, 2005. Time deposits increased by $49.0 million and demand deposits increased $5.6 million, while savings and money market accounts increased $43.4 million from December 31, 2005. The increase in deposits was attributable to new product development in 2006, which led to growth in certificates and money market accounts. The More Money Moolah money market account grew $59.0 million for the six months ended June 30, 2006, while the Weekly WOW special certificate increased $25.5 million as of June 30, 2006. The remaining growth resulted from depositors increasing balances in anticipation of our stock offering and a timing issue as the quarter ended on a Friday, which inflated deposit growth in demand deposit accounts due to large payroll deposits.

Borrowings. Federal Home Loan Bank advances increased $3.9 million, or 8.2%, to $51.6 million at June 30, 2006 from $47.7 million at December 31, 2005. As of June 30, 2006, the current balance of settled advances at the Federal Home Loan Bank was $51.6 million with a weighted average rate of 4.50%. The Company continues to borrow at pace to match current real estate loan production in the portfolio as an interest rate tool. The Company was eligible to borrow an additional $233.1 million as of June 30, 2006.

Equity. Total equity increased by $5.4 million, or 5.3%, to $106.5 million at June 30, 2006 from $101.2 million at December 31, 2005. The increase in equity was due to the net income for the period, partially offset by an increase in accumulated other comprehensive loss of $857,000 associated with the unrealized loss on available for sale securities. The net income for the six months ended June 30, 2006 includes recognition of a tax benefit of $6.1 million due to our change in tax status.

Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005

General. The Company recorded a loss of $172,000 for the three months ended June 30, 2006 as compared to earnings of $1.7 million for the three months ended June 30, 2005. If the Company had been subject to tax in the three months ended June 30, 2005, net income would have been $1.1 million, compared to the actual net income of $1.7 million. The after tax loss for the current quarter is impacted by the adjustment to the deferred tax asset resulting from the new Texas margin tax. Income before income tax expense for the three months ended June 30, 2006 was $461,000, a decrease of $1.2 million, or 72.9%, from $1.7 million for the three months ended June 30, 2005. The decrease in income before income tax expense was a result of higher interest expense of $1.9 million, or 34.0%, lower noninterest income of $851,000, or 13.2%, and higher noninterest expense of $781,000, or 5.6%. These amounts were partially offset by an increase in interest income of $1.7 million, or 10.8%, from $15.9 million at the three months ended June 30, 2005, to $17.6 million for the three months ended June 30, 2006. This increase was primarily due to an increase of $1.1 million in income on securities. These amounts were also partially offset by a lower provision for loan losses of $439,000, compared to $1.0 million in the prior period.

Interest Income. Interest income increased by $1.7 million, or 10.8%, to $17.6 million for the three months ended June 30, 2006 from $15.9 million for the three months ended June 30, 2005. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and interest earning deposit accounts of $486,000 and $520,000, respectively.

The weighted average yield on loans increased from 5.12% for the three months ended June 30, 2005 to 5.55% for the three months ended June 30, 2006. As loans with lower rates matured, the proceeds were reinvested in loans with increased interest rates in the rising rate environment, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $1.9 million, or 34.0%, to $7.6 million for the three months ended June 30, 2006 from $5.7 million for the three months ended June 30, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Our weighted average

Next Page

yield on interest-bearing liabilities was 2.66% for the three months ended June 30, 2006, compared to 2.00% for the same time period in 2005.

Interest expense on Federal Home Loan Bank advances decreased $44,000, or 7.2%, to $564,000 for the three months ended June 30, 2006 from $608,000 for the three months ended June 30, 2005. The decrease resulted from a decline of $3.1 million in the average balance of outstanding Federal Home Loan Bank advances from $53.4 million for the quarter ended June 30, 2005 to $50.3 million for the quarter ended June 30, 2006. In addition, the cost of Federal Home Loan Bank advances declined from 4.55% in the 2005 period to 4.49% in the 2006 period.

Net Interest Income. Net interest income decreased $216,000, or 2.1%, to $10.0 million for the three months ended June 30, 2006 from $10.2 million for the three months ended June 30, 2005. The decrease in net interest income primarily resulted from an increase in the cost of funds, caused by the continual rising interest rate environment as the increases in the amounts paid on interest-bearing liabilities outpaced the growth in the increases related to interest-earning assets. Our net interest rate spread was 2.50% for the three months ended June 30, 2006, compared to 2.79% for the three months ended June 30, 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

Based on management's evaluation of these factors, provisions of $439,000 and $1.0 million were made during the three months ended June 30, 2006 and June 30, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, resulting from the strategic diversification of our loan portfolio. Improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At June 30, 2006, the annualized ratio of net charge-offs to average loans decreased 37 basis points to 0.25% from 0.62% at December 31, 2005.

Noninterest Income. Noninterest income declined $851,000 to $5.6 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005, a decrease of 13.2%. The overall decrease in noninterest income was primarily due to a $386,000 decrease in non-sufficient funds fees as more customers use their debits cards for purchases in concurrence with the nationwide trend, a decrease of $74,000 in the gain on sales of loans, and a one-time payment of $111,000 received in June 2005 from the gain on sale of membership interests, with no similar transaction in 2006.

Noninterest Expense. Noninterest expense increased $781,000, or 5.6%, to $14.7 million for the three months ended June 30, 2006 compared to $13.9 million for the three months ended June 30, 2005. The increase in noninterest expense was primarily due to an increase of $461,000 in salaries and employee benefits, which was related to additional staffing in our accounting, compliance and lending areas as we transitioned from a credit union to a savings bank, as well as merit increases. Advertising increased by $189,000 as we increased marketing efforts in conjunction with our name change and our conversion to a savings bank.

Management is completing an efficiency study to improve overall operating results and effectiveness through expense reductions and increased revenue opportunities. As part of this plan, 62 positions were eliminated within ViewPoint Bank in April and May 2006, which is anticipated to result in an annualized savings of $1.9 million. Severance payments totaling approximately $124,000 will be paid throughout a period ending August 2006.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the three months ended June 30, 2006, we incurred income tax expense of $633,000 on our pre-tax income. Approximately $362,000 of our income tax expense for the second quarter of 2006 is attributable to the impact of the new Texas margin tax. If we had been subject to income taxes for the second quarter of 2005, our income tax expense would have been $630,000.

Next Page

Comparison of Results of Operation for the Six Months Ended June 30, 2006 and 2005

General. Net income for the six months ended June 30, 2006 was $6.2 million as compared to $3.6 million for the six months ended June 30, 2005. The increase in net income for the six months ended June 30, 2006 resulted from an income tax benefit of $6.1 million due to our change in tax status on January 1, 2006. Income before income tax benefit for the six months ended June 30, 2006 was $886,000, a decrease of $2.8 million, or 75.7%, from $3.6 million for the six months ended June 30, 2005. The decrease in income before income tax expense was a result of higher interest expense of $3.5 million, or 32.2%, lower noninterest income of $1.9 million, or 14.7%, and higher noninterest expense of $1.7 million, or 6.1%. These amounts were partially offset by an increase in interest income of $2.9 million, or 9.3%, from $31.3 million at the six months ended June 30, 2005, to $34.2 million for the six months ended June 30, 2006. This increase was primarily due to an increase of $1.9 million in income on securities. These amounts were also partially offset by a lower provision for loan losses of $809,000, compared to $2.2 million in the prior period.

Interest Income. Interest income increased by $2.9 million, or 9.3%, to $34.2 million for the six months ended June 30, 2006 from $31.3 million for the six months ended June 30, 2005. The increase in interest income was primarily related to increases in the average balance of collateralized mortgage obligations and mortgage-backed securities of $44.0 million and $37.6 million, respectively, and an increase in the yield on earning assets from 4.76% to 5.08%. The weighted average yield on collateralized mortgage obligations and other investment securities increased from 3.81% and 2.87% for the six months ended June 30, 2005 to 4.32% and 3.25% for the six months ended June 30, 2006, respectively. Due to the recent growth activity in our securities portfolio, the rates are more reflective of the current increasing interest rate environment.

The weighted average yield on loans increased from 5.12% for the six months ended June 30, 2005 to 5.46% for the six months ended June 30, 2006. As loans with lower rates matured, the proceeds were reinvested at current higher rates, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $3.5 million, or 32.2%, to $14.4 million for the six months ended June 30, 2006 from $10.9 million for the six months ended June 30, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Our weighted average yield on interest-bearing liabilities was 2.56% for the six months ended June 30, 2006 compared to 1.94% for the same time period in 2005.

Interest expense on Federal Home Loan Bank advances decreased $148,000, or 11.9%, to $1.1 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. The decrease resulted from a decline in the average balance of outstanding Federal Home Loan Bank advances of $6.0 million, to $48.6 million for the six months ended June 30, 2006, from $54.6 million for the six months ended June 30, 2005. In addition, the cost of Federal Home Loan Bank advances declined from 4.55% in the 2005 period to 4.50% in the 2006 period.

Net Interest Income. Net interest income decreased $585,000, or 2.9%, to $19.8 million for the six months ended June 30, 2006 from $20.4 million for the six months ended June 30, 2005. The decrease in net interest income primarily resulted from an increase in the cost of funds, caused by the continual rising interest rate environment. Our net interest rate spread was 2.52% for the six months ended June 30, 2006, compared to 2.82% for the six months ended June 30, 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

Based on management's evaluation of these factors, provisions of $809,000 and $2.2 million were made during the six months ended June 30, 2006 and June 30, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, as a result of the strategic diversification of our loan portfolio. Improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At June 30, 2006, the annualized ratio of net charge-offs to average loans decreased 35 basis points to 0.27% from 0.62% at December 31, 2005.

Next Page

Noninterest Income. Noninterest income declined $1.9 million to $11.2 million for the six months ended June 30, 2006 from $13.1 million for the six months ended June 30, 2005, a decrease of 14.7%. The overall decrease in noninterest income was primarily due to income of $755,000 associated with the one time payment received from the gain on sale of membership interests during the first and second quarter of 2005, with no such similar transaction during the 2006 period. Non-sufficient funds fees declined by $659,000 as more customers use their debits cards for purchases in concurrence with the nationwide trend and gains on the sales of loans decreased $119,000.

Noninterest Expense. Noninterest expense increased $1.7 million, or 6.1%, to $29.3 million for the six months ended June 30, 2006 compared to $27.6 million for the six months ended June 30, 2005. The increase in noninterest expense was primarily due to an increase of $1.3 million in salaries and employee benefits, which was related to additional staffing in our accounting, compliance and lending areas as we transitioned from a credit union to a savings bank, as well as merit increases. Advertising increased by $283,000 as we increased marketing efforts in conjunction with our name change and our conversion to a savings bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. For the six months ended June 30, 2006, we have recorded a tax benefit of $5.3 million. This amount is comprised of a $6.1 million tax benefit due to the change in tax status, offset by income tax expense associated with year-to-date pre-tax earnings and the impact of the new Texas margin tax. If we had been subject to income taxes for the six months ended June 30, 2005, our income tax expense would have been $1.4 million.

Analysis of Net Interest Income -- Three Months Ended June 30, 2006 and 2005

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest -earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

Next Page

	Three Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
Interest-earning assets:
Loans receivable	$ 1,023,106	$ 14,193	5.55%	$ 1,100,665	$ 14,081	5.12%
Mortgage-backed securities	51,055	621	4.87	-	-	0.00
CMO's	121,843	1,335	4.38	77,151	849	4.40
Investment Securities	42,790	362	3.38	52,003	391	3.01
FHLB stock	3,742	46	4.92	4,526	39	3.45
Interest earning deposit accounts	121,846	1,053	3.46	89,944	533	2.37
Other earning assets	16	-	0.00	2,476	7	1.13
Total interest-earning assets	1,364,398	17,610	5.16	1,326,765	15,900	4.79

Noninterest-earning assets	103,523			106,192

Total assets	$ 1,467,921			$ 1,432,957
Interest-bearing liabilities:
Interest-bearing demand	$ 96,118	$ 58	0.24	$ 111,395	$ 60	0.22
Savings and money market	759,954	4,646	2.45	797,631	3,653	1.83
Time	234,107	2,316	3.96	171,871	1,337	3.11
Borrowings	50,283	564	4.49	53,394	608	4.55
Total interest-bearing liabilities	1,140,462	7,584	2.66	1,134,291	5,658	2.00

Noninterest-bearing liabilities	220,362			192,560

Total liabilities	1,360,824			1,326,851

Total Capital	107,097			106,106
Total liabilities and capital	$ 1,467,921			$ 1,432,957
Net interest income		$ 10,026			$ 10,242
Net interest rate spread			2.50%			2.79%
Net earning assets	$ 1,364,398			$ 1,326,765
Net interest margin			2.94%			3.09%
Average interest-earning assets to average interest-bearing liabilities	119.64%			116.97%

Next Page

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,

	2006 vs. 2005

	Increase (Decrease) Due to

	Volume	Rate	Total Increase (Decrease)

	(In thousands)
Interest-earning assets:
Loans receivable	$ (1,030)	$ 1,142	$ 112
Mortgage-backed securities	621	0	621
CMO's	490	(4)	486
Investment securities	(74)	45	(29)
FHLB stock	(8)	15	7
Interest earning deposit accounts	227	293	520
Other earning assets	(7)	0	(7)
Total interest-earning assets	$ 219	$ 1,491	1,710
Interest-bearing liabilities
Savings and money market	$ (180)	$ 1,173	993
Interest-bearing demand	(9)	7	(2)
Time	559	420	979
Borrowings	(35)	(9)	(44)
Total interest-bearing liabilities	$ 335	$ 1,591	1,926
Net interest income			$ (216)

The net interest spread for the three months ended June 30, 2006 decreased to 2.50% from 2.79% from the same three-month period in 2005. The decrease in net interest income of $216,000, or 2.1%, for the current three-month period over the same period last year primarily resulted from the effect of the increase in rate for the average total interest-bearing liabilities being greater than the effect of the increase in the rate of average total interest-earning assets. There was a 2.8% increase in average total interest-earning assets to $1.4 million from $1.3 million. The yield on average interest-earning assets for the three-month period ended June 30, 2006 increased to 5.16% from 4.79% during the same period in 2005. Average interest-bearing liabilities increased .5% to $1.1 million in 2006 from $1.1 million for the same period last year. The yield on average interest-bearing liabilities increased to 2.66% during 2006 from 2.00% for 2005.

Analysis of Net Interest Income -- Six Months Ended June 30, 2006 and 2005

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Next Page

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

	Six Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
Interest-earning assets:
Loans receivable	$ 1,039,022	$ 28,342	5.46%	$ 1,096,912	$ 28,086	5.12%
Mortgage-backed securities	37,618	884	4.70	-	-	0.00
CMO's	105,124	2,272	4.32	61,099	1,164	3.81
Investment Securities	43,532	707	3.25	52,816	756	2.87
FHLB stock	3,721	88	4.73	4,509	71	3.15
Interest earning deposit accounts	117,128	1,894	3.23	94,070	1,089	2.32
Other earning assets	16	-	0.00	2,862	98	6.85
Total interest-earning assets	1,346,161	34,187	5.08	1,312,268	31,264	4.76

Noninterest-earning assets	105,582			106,924
Total assets	$ 1,451,743			$ 1,419,192

Interest-bearing liabilities:
Interest-bearing demand	$ 96,527	$ 111	0.23	$ 112,087	$ 113	0.20
Savings and money market	756,780	8,972	2.37	785,133	6,906	1.76
Time	222,154	4,221	3.80	173,268	2,629	3.03
Borrowings	48,616	1,094	4.50	54,641	1,242	4.55
Total interest-bearing liabilities	1,124,077	14,398	2.56	1,125,129	10,890	1.94

Noninterest-bearing liabilities	219,367			188,824

Total liabilities	1,343,444			1,313,953
Total Capital	108,299			105,239

Total liabilities and capital	$ 1,451,743			$ 1,419,192
Net interest income		$ 19,789			$ 20,374
Net interest rate spread			2.52%			2.82%
Net earning assets	$ 1,346,161			$ 1,312,268
Net interest margin			2.94%			3.11%
Average interest-earning assets to average interest-bearing liabilities	119.76%			116.63%

Next Page

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30,

	2006 vs. 2005

	Increase (Decrease) Due to

	Volume	Rate	Total Increase (Decrease)

	(In thousands)
Interest-earning assets:
Loans receivable	$ (1,526)	$ 1,782	$ 256
Mortgage-backed securities	884	0	884
CMO's	934	174	1,108
Investment securities	(142)	93	(49)
FHLB stock	(13)	30	17
Interest earning deposit accounts	306	499	805
Other earning assets	(98)	0	(98)
Total interest-earning assets	$ 345	$ 2,578	2,923

Interest-bearing liabilities
Savings and money market	$ (258)	$ 2,324	2,066
Interest-bearing demand	(17)	15	(2)
Time	841	751	1,592
Borrowings	(136)	(12)	(148)
Total interest-bearing liabilities	$ 430	$ 3,078	3,508
Net interest income			$ (585)

The decrease in net interest income of $585,000, or 2.9%, for the current six-month period over the same period last year primarily resulted from a 2.6% increase in average total interest-earning assets to $1.4 million from $1.3 million for the comparable period in 2005. The net change in rate for average total interest-bearing liabilities was a greater increase than the change in rate for average total interest-earning assets. Average interest-bearing liabilities decreased 0.09% to $1.1 million in 2006 from $1.1 million for the same period last year. The yield on average interest-earning assets for the six-month period ended June 30, 2006 increased to 5.08% from 4.76% during the same period in 2005. The cost of average interest-bearing liabilities increased to 2.56% for the six-month period ended June 30, 2006 from 1.94% for the same six-month period in 2005. The net interest spread decreased to 2.52% for the six months ended June 30, 2006 from 2.82% from the same six month period in 2005.Because the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. ViewPoint Bank relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

Next Page

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2006, ViewPoint Bank had an additional borrowing capacity of $233.1 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 88.9% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. This activity has increased as a result of increased production. ViewPoint Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.

For the six months ended June 30, 2006, cash and cash equivalents increased $105.6 million, or 84.1%, from $125.5 million as of December 31, 2005 to $231.1 million as of June 30, 2006. Cash from financing activities of $101.9 million and cash from operating activities of $6.6 million more than offset cash used for investing activities of $2.9 million for the six months ended June 30, 2006. Primary sources of cash for the six months ended June 30, 2006 included net income of $6.2 million, a decrease in the loan portfolio of $69.3 million, and an increase in deposits of $98.0 million. Primary uses of cash included purchases of securities available for sale of $122.3 million, a decrease in loans originated for sale of $9.1 million, the purchase of loans totaling $8.9 million, and repayments of Federal Home Loan Bank advances of $4.3 million.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Next Page

Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	June 30, 2006
	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years	Total
	(In Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$4,577	$25,636	$10,483	$10,884	$51,580
Operating leases (premises)	922	2,005	810	258	3,995
Total borrowings and operating leases	5,499	27,641	11,293	11,142	$55,575
Off-balance sheet loan commitments:
Letters of Credit	-	-	-	-	$428
Undisbursed portion of loans closed	-	-	-	-	15,070
Unused lines of credit	-	-	-	-	70,978
Overdraft Lines	-	-	-	-	28,785
Total loan commitments	-	-	-	-	115,261
Total contractual obligations and loan commitments					$170,836
	December 31, 2005
	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years	Total
	(In Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$8,452	$23,662	$9,193	$6,373	$47,680
Operating leases (premises)	827	1,999	875	432	4,133
Total borrowings and operating leases	9,279	25,661	10,068	6,805	$51,813
Off-balance sheet loan commitments:	-	-	-	-
Undisbursed portion of loans closed	-	-	-	-	$12,977
Unused lines of credit	-	-	-	-	69,398
Total loan commitments					$82,375
Total contractual obligations and loan commitments					$134,188

Next Page

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at June 30, 2006, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a "well-capitalized" status under the capital categories of the Office of Thrift Supervision. Based on capital levels at June 30, 2006, ViewPoint Bank was considered to be well-capitalized.

At June 30, 2006, equity totaled $106.5 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total capital (to risk weighted assets)	$ 109,010	10.66%	$ 81,814	8.00%	$ 102,268	10.00%
Tier 1 (core) capital (to risk weighted assets)	102,226	10.00	40,907	4.00	61,361	6.00
Tier 1 (core) capital (to adjusted total assets)	102,226	6.66	61,371	4.00	76,714	5.00

As of December 31, 2005
Total capital (to risk weighted assets)	$ 110,110	10.29%	$ 85,572	8.00%	$ 106,965	10.00%
Tier 1 (core) capital (to risk weighted assets)	102,413	9.57	42,786	4.00	64,179	6.00
Tier 1 (core) capital (to adjusted total assets)	102,413	7.15	57,298	4.00	71,623	5.00

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those good and services normally purchased by ViewPoint Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Recent Regulatory and Accounting Developments

Statement of Financial Accounting Standard ("FAS") No. 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. Presently, we do not have stock-based compensation programs. We do intend, however, to adopt a stock-based incentive plan following completion of this offering.

FAS No. 156, Accounting for Servicing of Financial Assets -- an Amendment of FAS No. 140. This Statement requires a servicing asset or liability to be recorded whenever a servicing contract is entered into. All separately recognized servicing assets and liabilities are to be initially measured at fair value, instead of an allocation of cost as sometimes occurs now. Subsequent to initial measurement, an entity may choose either of two methods for subsequent measurement for any class of

Next Page

servicing assets or liabilities. One method would amortize the class in proportion to income or loss over the estimated life of the class, with periodic assessment at each reporting date for impairment or increased obligation. The other method would adjust the class to fair value at each reporting date with changes flowing through earnings. This statement is to be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Existing servicing assets or liabilities may, on transition, be remeasured at fair value. Upon evaluation of this pronouncement, ViewPoint Bank has determined not to remeasure servicing assets and liabilities at fair value.

FIN 48, Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" -- an interpretation of FASB No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Next Page

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market rates change over time. Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes.

As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.

ViewPoint Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The board of directors sets the asset and liability policy for ViewPoint Bank, which is implemented by the asset/liability committee.

The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The committee generally meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly. Senior managers oversee the process on a daily basis.

A key element of ViewPoint Bank's asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of its efforts to monitor and manage interest rate risk, ViewPoint Bank uses the net portfolio value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the board of directors review NPV measurements on a quarterly basis to determine whether ViewPoint Bank's interest rate exposure is within the limits established by the board of directors.

ViewPoint Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 6.25%, 5.50%, and 4.75%, respectively.

The tables presented below, as of June 30, 2006 and December 31, 2005, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, ViewPoint Bank would benefit from a decrease in market rates of interest. Our NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios. As rates rise, the market value of fixed rate assets declines

Next Page

due to both the rate increases and slowing prepayments. In response to the rising rate environment, ViewPoint Bank is in the process of changing its mix of loans and investments to include higher yielding assets. ViewPoint Bank also is extending liabilities with increased certificates of deposit and Federal Home Loan Bank borrowing.

June 30, 2006
Change in Interest Rates in Basis Points	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio %
(Dollars in Thousands)

300	75,915	(22,763)	(23.07)	5.24

200	83,193	(15,485)	(15.69)	5.64

100	91,168	(7,510)	(7.61)	6.08

0	98,678	-	-	6.46

(100)	110,026	11,348	11.50	7.09

(200)	120,762	22,084	22.38	7.68

(300)	132,991	34,313	34.77	8.35

December 31, 2005
Change in Interest Rates in Basis Points	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio %
(Dollars in Thousands)

300	93,848	(14,671)	(13.52)	6.87

200	98,530	(9,989)	(9.20)	7.10

100	103,376	(5,143)	(4.74)	7.33

0	108,519	-	-	7.58

(100)	117,336	8,817	8.12	8.08

(200)	124,667	16,148	14.88	8.49

(300)	134,633	26,114	24.06	9.07

ViewPoint Bank's NPV was $98.7 million or 6.46% of the market value of portfolio assets as of June 30, 2006, a decrease from the $108.5 million or 7.58% of the market value of portfolio assets as of December 31, 2005. The decrease of the NPV ratio from December 2005 to June 2006 is attributable to a large influx in cash at the end of June. This amounted to $120 million added to cash accounts. This larger asset base without a comparable increase in capital contributed to the decrease in the NPV ratio. If the cash deposited at the end of June were omitted, the fair value of capital to fair value of assets ratio would be calculated to be 7.01%. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $15.5 million decrease in our NPV at June 30, 2006, as compared to $10.0 million at December 31, 2005, and would result in a 82 basis point decrease in our NPV ratio to 5.64% at June 30, 2006, as compared to a 48 basis point decrease to 7.10% at December 31, 2005. An immediate 200 basis point decrease in market interest rates would result in a $22.1 million increase in our NPV at June 30, 2006, as compared to $16.1 million at December 31, 2005, and would result in a 122 basis point increase in our NPV ratio to 7.68% at June 30, 2006, as compared to a 91 basis point increase in our NPV ratio to 8.49% at December 31, 2005.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. Management also believes that the increased net

Next Page

income which may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that ViewPoint Bank's level of interest rate risk is acceptable under this approach.

In evaluating ViewPoint Bank's exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. ViewPoint Bank considers all of these factors in monitoring its exposure to interest rate risk.

The board of directors and management of ViewPoint Bank believe that certain factors afford ViewPoint Bank the ability to operate successfully despite its exposure to interest rate risk. ViewPoint Bank manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the Federal Home Loan Bank to match the duration of our funding to the duration of originated fixed rated one- to four-family real estate loans held in portfolio and by selling on an ongoing basis certain currently originated fixed rate one- to four-family real estate loans. By borrowing to match real estate production, ViewPoint Bank locks in a favorable interest rate spread. While the rate on unmatched loans increases as the interest rate spread declines, the rate on loans matched with borrowings remains constant. The sale of certain real estate loans manages the concentration of long term loans held in portfolio and grows the portfolio at laddered rates, as opposed to increasing the loan portfolio with loans that are all held at the same rate.

Next Page

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual actions of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Next Page

PART 2 -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A. Risk Factors

No material changes to risk factors as previously disclosed in the prospectus included in the Company's Registration Statement on Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index

Next Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group (Registrant)
Date: August 21, 2006	/s/ Garold R. Base Garold R. Base Chief Executive Officer
Date: August 21, 2006	/s/ Patti E. McKee Patti E. McKee Chief Financial Officer and Treasurer

Next Page

EXHIBIT INDEX

Exhibits:

2.0	Plan of Reorganization and Stock Issuance (1)
3.1	Charter for ViewPoint Financial Group (1)
3.2	Bylaws of ViewPoint Financial Group (1)
4.0	Form of Stock Certificate of ViewPoint Financial Group (1)
10.1	Form of Severance Agreement (1)
10.2	Employment Agreement between ViewPoint Bank and Garold R. Base (1)
10.3	Employment Agreement between ViewPoint Financial Group and Garold R. Base (1)
10.4	Letter Agreement regarding Appraisal Services (1)
10.5	Letter Agreement regarding Business Plan (1)
10.6	Summary of Director Board Fee Arrangements (1)
10.7	ViewPoint Bank Deferred Compensation Plan (1)
10.8	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (1)
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

____________________________________________________________________________________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-133361).

Next Page