Form 10-Q
period 2006-09-30
ViewPoint Financial Group
filed 2006-11-14
CIK 1356628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                    Commission file number 000-52050

VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	6035 (Primary Standard Industrial Classification Code Number)	20-4484783 (I.R.S. Employer Identification No.)

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

YES   X   NO

             Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer __                    Accelerated filer __                    Non-accelerated filer   X

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES__   NO   X

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	25,788,750
Class	Shares Outstanding as of November 13, 2006

Next Page

Next Page

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$ 77,993	$ 42,590
Short-term interest-bearing deposits in other
financial institutions	153,976	82,923
Total cash and cash equivalents	231,969	125,513
Certificates of deposit with other financial institutions	-	11,000
Securities available for sale	268,420	101,860
Securities held to maturity (fair value September 30, 2006
- $18,283, December 31, 2005 - $41,496)	18,379	41,962
Loans held for sale	1,998	2,306
Loans, net of allowance of $6,743 - September 30, 2006,
$7,697 - December 31, 2005	969,388	1,073,167
Federal Home Loan Bank stock	3,938	3,958
Mortgage servicing rights	1,856	2,068
Foreclosed assets, net	582	519
Premises and equipment, net	43,403	44,687
National Credit Union Share Insurance Fund
("NCUSIF") deposit	-	10,424
Membership capital account at corporate credit union	1,000	1,000
Accrued interest receivable	5,667	5,010
Other assets	10,332	4,588

	$ 1,556,932	$ 1,428,062
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$ 217,358	$ 195,377
Interest-bearing demand	100,024	106,604
Savings and money market	683,717	760,442
Time	260,698	195,304
Total deposits	1,261,797	1,257,727
Federal Home Loan Bank advances	52,867	47,680
Other liabilities	29,570	21,474
Total liabilities	1,344,234	1,326,881
Commitments and contingent liabilities	-	-
Shareholders' equity
Common Stock ($.01 par value) 75,000,000 shares authorized;
25,788,750 and 0 shares issued as of September 30, 2006
and December 31, 2005, respectively	258	-
Additional paid-in capital	111,732	-
Unearned Employee Stock Ownership Plan shares	(9,284)	-
Regular reserve	-	35,786
Retained earnings	109,902	66,627
Accumulated other comprehensive income (loss)	90	(1,232)
Total shareholders' equity	212,698	101,181

Total liabilities and shareholders' equity	$ 1,556,932	$ 1,428,062

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	-----September 30-----		----September 30, ----
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$ 13,924	$ 14,740	$ 42,266	$ 42,826
Securities	3,550	1,093	7,413	3,014
Interest-bearing deposits in other
financial institutions	1,434	575	3,329	1,664
Other	46	140	134	308
Total interest income	18,954	16,548	53,142	47,812

Interest expense
Deposits	7,608	5,393	20,913	15,041
Federal Home Loan Bank advances	637	582	1,731	1,824
Other interest expense	83	-	83	-
Total interest expense	8,328	5,975	22,727	16,865
Net interest income	10,626	10,573	30,415	30,947
Provision for loan losses	671	1,568	1,479	3,805
Net interest income after provision for
loan losses	9,955	9,005	28,936	27,142
Noninterest income
Service charges and fees	5,143	5,089	14,867	15,802
Brokerage fees	134	214	430	468
Gain on sale of membership interests	-	-	-	755
Net gains on sales of loans	56	97	168	313
Title fee income	73	127	315	514
Other	546	359	1,380	1,170
Total noninterest income	5,952	5,886	17,160	19,022

Noninterest expense
Salaries and employee benefits	7,589	8,313	24,552	23,975
Advertising and marketing	594	639	2,165	1,925
Occupancy and equipment	1,336	1,335	4,086	4,000
Outside professional services	459	38	731	188
Data processing	1,076	1,081	3,198	3,275
Office operations	1,497	1,625	4,815	4,812
Charter conversion costs	-	186	101	948
Deposit processing charges	232	330	676	906
Other	555	784	2,314	1,927
Total noninterest expense	13,338	14,331	42,638	41,956
Income before income tax expense	2,569	560	3,458	4,208
Income tax expense (benefit)	1,043	-	(4,281)	-
Net income	$ 1,526	$ 560	$ 7,739	$ 4,208
Basic earnings per share[1]	$ -	$ n/a	$ -	$ n/a
Diluted earnings per share[1]	$ -	$ n/a	$ -	$ n/a
Comprehensive income (loss)	$ 3,706	$ (72)	$ 9,061	$ 3,342

________________
1Stock offering ended on September 29, 2006. Earnings per share for September 29 and September 30 were immaterial.

Next Page

Unaudited pro forma income statement
data (see Note 4):
Net income	$ 1,526	$ 560	$ 7,739	$ 4,208
Less pro forma income tax expense	-	207	-	1,557
Less tax benefit - change in tax status	-	-	6,108	-
Pro forma net income	$ 1,526	$ 353	$ 1,631	$ 2,651

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional paid-in capital	Unearned Compensation ("ESOP")	Regular Reserve	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2006	$ -	$ -	$ -	$ 35,786	$66,627	$(1,232)	$101,181
Transfer due to conversion	-	-	-	(35,786)	35,786	-	-
Comprehensive income:
Net income	-	-	-	-	7,739	-	7,739
Change in net unrealized losses on securities available for sale	-	-	-	-	-	1,322	1,322
Total comprehensive income							9,061
Common stock issued in initial public offering, net of issuance costs, 25,788,750 shares	258	111,732	(9,284)	-	-	-	102,706
Capitalization of MHC	-	-	-	-	(250)	-	(250)
Balance at September 30, 2006	$258	$111,732	$(9,284)	$-	$109,902	$90	$212,698

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	For the Nine Months Ended
	------September 30, ---------
	2006	2005
Cash flows from operating activities
Net income	$ 7,739	$ 4,208
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	3,528	3,586
Provision for loan losses	1,479	3,805
Net premium amortization of securities	(49)	438
Amortization of mortgage servicing rights	289	320
Federal Home Loan Bank stock dividends	(134)	(116)
Net gain on sale of loans held for sale	(168)	(313)
Loans originated for sale	(22,752)	(19,040)
Proceeds from sale of loans held for sale	23,119	21,370
Net loss on disposition of property
and equipment	141	-
Net loss on sales of other real estate owned	3	-
Net change in deferred loan costs	3,342	2,153
Net change in accrued interest receivable	(657)	(790)
Net change in other assets	(5,732)	(48,797)
Net change in other liabilities	8,157	8,964
Net cash from operating activities	18,305	(24,212)
Cash flows from investing activities
Net change in certificates of deposit with other
financial institutions	$ 11,000	$ -
Securities available for sale:
Maturities, prepayments, and calls	30,667	12,820
Purchases	(195,676)	(66,058)
Securities held to maturity:
Maturities, prepayments, and calls	23,450	15,317
Loans purchased	(8,887)	(6,825)
Net change in loans	107,399	(9,417)
Net change in the NCUSIF deposit	10,424	(605)
Redemption of Federal Home
Loan Bank stock, net	154	-
Purchase of premises and equipment	(2,495)	(2,598)
Proceeds from sales of fixed assets	110	-
Proceeds on sale of other real estate owned	292	-
Net cash from investing activities	(23,562)	(57,366)

(Continued)

Next Page

	For the Nine Months Ended
	------September 30, ---------
	2006	2005
Cash flows from financing activities
Net change in deposits	$ 4,070	$ 24,229
Proceeds from Federal Home Loan
Bank advances	11,739	-
Repayments on Federal Home Loan
Bank advances	(6,552)	(7,491)
Proceeds from sale of common stock,
net of issuance costs	102,706	-
Capitalization of MHC	(250)	-
Net cash from financing activities	111,713	16,738

Net change in cash and cash equivalents	106,456	(64,840)
Beginning cash and cash equivalents	125,513	129,599
Ending cash and cash equivalents	$ 231,969	$ 64,759
Supplemental cash flow information:
Interest paid	$ 22,292	$ 17,763
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$ 465	$ -

See accompanying notes to unaudited consolidated financial statements.

Next Page

Notes to Consolidated Interim Financial Statements

1. Basis of Financial Statement Presentation

The accompanying consolidated financial statements of ViewPoint Financial Group (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1. Interim results are not necessarily indicative of results for a full year.

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

The accompanying Unaudited Consolidated Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank. The Bank's operations include its wholly owned subsidiary, Community Financial Services, Inc. ("CFS"), which has a majority ownership (75%) in Community Title, L.L.C. ("CT"). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.

As of September 29, 2006, ViewPoint MHC (the "MHC") was the majority (55%) stockholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.

2. Stock Issuance

The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance ("the Plan of Reorganization"). According to the Plan of Reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its current mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation, which owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company, which owns 55% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank succeeded to the business and operations of the Company in its mutual form and the Stock Holding Company sold a minority interest in its common stock in a public stock offering that became effective on September 29, 2006.

The Plan of Reorganization was approved by the OTS and by the Bank's members.

Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization continued to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who became depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

The Stock Holding Company offered to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Stock Bank as determined by an independent appraisal. The Mutual Holding Company maintained the majority ownership of the Stock Holding Company. The Stock Holding Company owns 100% of the Bank. The Bank may not pay dividends to the Stock Holding Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold. In connection with the Plan of Reorganization, the Bank applied to the OTS to have the Stock Holding Company retain up to 55% of the net proceeds of the stock offering.

Next Page

Reorganization costs were deferred and deducted from the proceeds of the shares sold in the public stock offering. At September 29, 2006, $4.1 million was netted against the proceeds from the offering.

On September 29, 2006 the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706,102, net of conversion expenses of $4,059,328 and net of unfunded ESOP proceeds of $9,283,950. The Company also issued 14,183,812 shares of common stock to its parent company ViewPoint MHC (the "MHC"). Accordingly, the MHC holds 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. As of September 30, 2006, the proceeds from the offering are being held in an overnight cash account. ViewPoint Financial Group contributed approximately $56.0 million of the stock proceeds to ViewPoint Bank as a capital contribution.

With the proceeds the Company loaned its employee stock ownership plan $9,283,950 to enable it to buy 8% (928,395 shares) of the shares issued in the offering to persons other than the MHC. The loan to the employee stock ownership plan will be repaid primarily from ViewPoint Bank's contributions to the employee stock ownership plan over a period of ten years. The interest rate for the loan is 5.21%. ViewPoint Financial Group may, in any plan year, make additional discretionary contributions for the benefit of plan participants.

ViewPoint Financial Group may use the net proceeds to invest in mortgage-related and investment securities, to finance the possible acquisition of other financial institutions or financial services businesses, to pay dividends or for general corporate purposes, including repurchasing shares of its common stock. ViewPoint Bank may use the proceeds it receives to make loans, to purchase securities, to expand its banking franchise internally or through acquisitions, and for general corporate purchases. We do not have any specific acquisition plans at this time.

We anticipate that over the next few years, based on and subject to local market conditions, we will open additional branch offices in our existing market area and loan production offices that complement our existing branch network. We have not determined, however, any specific locations for future branch expansion.

Earnings per share for the two days following the close of the stock offering, September 29 and 30 were immaterial and therefore not disclosed in this financial statement.

Except as described above, neither ViewPoint Financial Group nor ViewPoint Bank has any specific plans for the investment of the proceeds of this offering and has not allocated a specific portion of the proceeds to any particular use.

As a result of our stock offering, the Company adopted the following accounting policies:

Earnings per common share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards, if any.

Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP's loan payable nor the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Next Page

3. Loans

Loans consist of the following:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Mortgage loans:
One-to four- family	$ 268,995	$ 271,924
Commercial	152,488	99,334
Home equity	87,244	85,365
	508,727	456,623
Automobile indirect loans	252,702	364,046
Automobile direct loans	162,920	196,254
Government-guaranteed student loans	6,029	5,751
Commercial - non-mortgage	9,149	8,813
Lines of credit, unsecured	22,005	28,804
Other consumer loans, secured	9,880	12,512
Total gross loans	971,412	1,072,803
Deferred net loan origination costs	4,719	8,061
Allowance for loan losses	(6,743)	(7,697)
	$ 969,388	$ 1,073,167

Activity in the allowance for loan losses was as follows.

	Three Months Ended		Nine Months Ended
	-----September 30-----		----September 30, ----
	(Dollars in Thousands)
	2006	2005	2006	2005
Beginning balance	$ 7,090	$ 7,331	$ 7,697	$ 8,424
Provision for loan losses	671	1,568	1,479	3,805
Loans charged-off	(1,291)	(1,491)	(3,197)	(5,011)
Recoveries	273	74	764	264
Ending balance	$ 6,743	$ 7,482	$ 6,743	$ 7,482

4. Income Taxes

Prior to January 1, 2006, the Company was a credit union and not subject to income taxes. Therefore, the financial statements through December 31, 2005 do not include income tax expense or any current or deferred income tax liabilities. The Company's subsidiaries were subject to incomes taxes; however, income tax expense and related tax liabilities were not material for presentation purposes.

Effective January 1, 2006, the Company became a taxable entity in conjunction with its charter conversion. The Company's pre-tax income is subject to federal and state income taxes at a combined rate of 37.0%. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax benefit in the amount of $6.1 million in the statement of income during the first quarter of 2006.

Next Page

At September 30, 2006 and January 1, 2006, deferred tax assets and liabilities were due to the following:

	September 30, 2006	January 1, 2006
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$ 2,338	$ 2,846
Depreciation	3,124	3,512
Deferred compensation arrangements	622	274
Self-funded health insurance	406	314
Other	-	456
	6,490	7,402

Deferred tax liabilities:
Mortgage servicing assets	(643)	(765)
Other	(95)	-
	(738)	(765)

Net deferred tax asset	$ 5,752	$ 6,637

No valuation allowance was provided on deferred tax assets as of September 30, 2006, or January 1, 2006.

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollars in Thousands)

Federal statutory rate times financial statement income	$ 873	$ 1,176
Effect of:
State taxes, net of federal benefit	170	289
Change in tax status	-	(6,108)
Impact of new Texas margin tax	-	362
Total income tax expense (benefit)	$ 1,043	$ (4,281)

Pro forma Financial Information:

As a credit union, the Company was not subject to federal or state income taxes for 2005. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for the three months and nine months ended September 30, 2005, income tax expense would have been $207,000 and $1.6 million, while net income would have been $353,000 and $2.7 million, respectively. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for all periods presented, the pro forma net income for the nine months ended September 30, 2006 would have been $1.6 million.

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

Overview

On January 1, 2006, ViewPoint Bank converted its charter from a state-chartered credit union to a federally chartered mutual savings bank. On that date our name was changed from Community Credit Union to ViewPoint Bank, and we became a taxable organization.

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

Third Quarter Highlights

  Earnings have increased by $1.7 million from the previous quarter, from a net loss of $172,000 for the three months ended June 30, 2006 to net income of $1.5 million for the three months ended September 30, 2006. The Company re-evaluated staffing placement and made staffing adjustments to improve overall efficiency, resulting in a decrease of $745,000 in salary expense over the three month period. Also, noninterest income increased by $373,000 over the three month period, from $5.6 million for the three months ended June 30, 2006 to $6.0 million for the three months ended September 30, 2006 due to a $233,000 increase in non-sufficient funds fee income over the three month period.
  Total assets increased by $128.9 million from December 31, 2005 to September 30, 2006 due to increased investment balances and cash and cash equivalents, along with the recognition of a deferred tax asset due to our change in tax status from last year and as a result of net proceeds from our stock offering.
  Net loans declined by $103.8 million from December 31, 2005 to September 30, 2006 as part of our business strategy to diversify the loan portfolio by decreasing consumer loans and focusing on real estate and commercial loans. Our allowance for loan losses has declined by $954,000 in conjunction with the decline of our consumer loan portfolio.
  Total equity has increased by $111.5 million from December 31, 2005 to September 30, 2006 primarily as a result of the completion of our stock offering on September 29, 2006.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending such as automobile loans. Commercial real estate and business lending, however, has a higher credit risk profile due to these loans being larger in amount and non-homogenous. In addition, due to changes in the bankruptcy laws during the fourth quarter of 2005, ViewPoint Bank experienced an increase in bankruptcy filings in the latter half of 2005. Bankruptcies declined by $4.4 million, from $6.0 million at December 31, 2005 to $1.6 million at September 30, 2006. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Next Page

Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Deferred Income Taxes. After converting to a federally chartered mutual savings bank, effective January 1, 2006, ViewPoint Bank became a taxable organization. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since our transition to a federally chartered thrift, ViewPoint Bank has recorded income tax expense based upon management's interpretation of the applicable tax regulations. On January 1, 2006, a net deferred tax asset of $6.6 million was established as a result of timing differences for certain items, including depreciation of premises and equipment, bad debt deductions, and mortgage servicing rights. Positions taken by ViewPoint Bank in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

General. Total assets increased by $128.9 million, or 9.0%, to $1.56 billion at September 30, 2006 from $1.43 billion at December 31, 2005. The increase was primarily a result of growth in investment securities of $143.0 million and cash and cash equivalents of $106.5 million, which was partially offset by a decrease in net loans of $103.8 million, as further discussed below. Other assets increased by $5.7 million, or 125.2%, due to the recognition of a deferred tax asset in 2006 resulting from our conversion to a taxable entity.

Loans. Our net loan portfolio decreased $103.8 million, or 9.7%, from $1.07 billion at December 31, 2005 to $969.4 million at September 30, 2006. This continued decline in the portfolio is attributable to our lending strategy to diversify the loan portfolio. We continue to emphasize the origination of residential mortgage loans and decrease originations of consumer loans, particularly indirect automobile loans. In addition, we are focused on commercial lending, primarily commercial real estate lending. Originations in real estate and commercial lending are anticipated to be less than that of our past production of automobile loans. The excess funds will be invested into securities until these funds can be redeployed into loans. The consumer loan portfolio, including automobile loans, declined $153.8 million, or 25.3%, while real estate and commercial business loans increased a combined $52.4 million, or 11.3%.

We sold one- to four-family real estate loans in the aggregate amount of $23.1 million and $21.4 million during the nine month periods ended September 30, 2006 and 2005, respectively. Sales of whole real estate loans can be beneficial to us

Next Page

since these sales generally generate fee income at the time of sale, produce future servicing income on loans where servicing is retained, provide availability of funds for additional lending and other investments, and increase liquidity. Additionally, we sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset/ liability management policy. We have recorded a mortgage servicing rights asset in the amount of approximately $1.9 million at September 30, 2006 and $2.1 million at December 31, 2005 related to the portfolio of loans sold we are currently servicing for others.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical peer group averages for commercial loans, due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. The allowance for loan losses on individually analyzed loans includes commercial business loans and one-to-four family and commercial real estate loans, where management has concerns about the borrower's ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Credit quality has improved during the nine months ended September 30, 2006. Bankruptcies declined by $4.4 million from $6.0 million at December 31, 2005 to $1.6 million at September 30, 2006. The Company is continuing to decrease its portfolio in consumer loans, especially indirect automobile loans which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses account.

Our allowance for loan losses at September 30, 2006 was $6.7 million, or 0.69% of loans, compared to $7.7 million, or 0.71% of loans, at December 31, 2005. The decline in the allowance for loan losses was due primarily to charge-offs of non-performing loans and a smaller provision for loan losses resulting from a reduction in our consumer loan portfolio, specifically indirect automobile loans, during the nine months ended September 30, 2006. Nonperforming loans declined from $4.6 million at December 31, 2005 to $2.7 million at September 30, 2006. Our overall nonperforming loans to total loans ratio decreased from 0.43% at December 31, 2005 to 0.28% at September 30, 2006.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	September 30, 2006	December 31, 2005
(Dollars in Thousands)
Period-end loans with no allocated allowance
for loan losses	$ -	$ 234
Period-end loans with allocated allowance
for loan losses	2,259	3,920
Total	$ 2,259	$ 4,154
Amount of the allowance for loan losses
allocated to impaired loans at period end	$ 287	$ 509

Next Page

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Average of individually impaired loans
during the period	$ 3,373	$ 4,203

Nonperforming loans were as follows:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)

Loans past due over 90 days still on accrual	$ -	$ -
Nonaccrual loans	922	2,592
Troubled debt restructurings	1,771	2,003
Total	$ 2,693	$ 4,595

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Cash and Cash Equivalents. Cash and cash equivalents increased by $106.5 million, or 84.8%, from $125.5 million at December 31, 2005, to $232.0 million at September 30, 2006. This increase primarily resulted from the stock proceeds received, which, at September 30, 2006, were being held in an overnight cash account.

Securities. The securities portfolio increased $143.0 million, or 99.4% to $286.8 million at September 30, 2006 from $143.8 million at December 31, 2005. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches the Company's growth in available funding. During the nine months ended September 30, 2006, we purchased $195.7 million of securities with a weighted average yield of 5.73%, which assisted in increasing the yield on earning assets from 4.85% to 5.19% for the nine months ended September 30, 2006 versus the same period in the prior year. In the three months ended September 30, 2006, securities were purchased in the amount of $73.4 million with a weighted average rate of 5.97% and a weighted average life of 4.08 years. Purchases were a mix of collateralized mortgage obligations (71%), mortgage-backed securities (11%), and hybrid mortgage-backed securities (18%).

Deposits. Total deposits increased by $4.1 million, or .32%, to $1.26 billion at September 30, 2006. Time deposits and demand deposits increased by $65.4 million and $15.4 million, respectively, while savings and money market accounts decreased $76.7 million from December 31, 2005. The increase in deposits was attributable to new product development in 2006. The More Money Moolah consumer and business money market accounts grew $63.4 million for the nine months ended September 30, 2006, while the Weekly WOW special certificate increased $44.7 million as of September 30, 2006. Also, demand deposits include $46.7 million of proceeds from the stock offering that consists of the portion of the proceeds belonging to the mid-tier holding company.

Borrowings. Federal Home Loan Bank advances increased $5.2 million, or 10.9%, to $52.9 million at September 30, 2006 from $47.7 million at December 31, 2005. As of September 30, 2006, the current balance of settled advances at the Federal Home Loan Bank was $52.9 million with a weighted average rate of 4.62%. The Company continues to borrow at pace to match current real estate loan production in the portfolio as an interest rate tool. The Company was eligible to borrow an additional $391.9 million as of September 30, 2006.

Equity. Total equity increased by $111.5 million, or 110.2%, to $212.7 million at September 30, 2006 from $101.2 million at December 31, 2005. The increase in equity was primarily due to the completion of our minority stock offering, which closed on September 29, 2006. Due to the stock offering, the Company booked $258,000 in common stock and $111.7 million in paid-in capital, netted against $9.3 million in unearned compensation for the "ESOP." An increase in accumulated other comprehensive income of $1.3 million associated with the unrealized gain on available for sale securities also contributed to the increase in equity. The net income for the nine months ended September 30, 2006 includes recognition of a tax benefit of $6.1 million due to our change in tax status, which also increased equity.

Next Page

Comparison of Results of Operation for the Three Months Ended September 30, 2006 and 2005

 General The Company realized earnings of $1.5 million for the three months ended September 30, 2006 as compared to earnings of $560,000 for the three months ended September 30, 2005. If the Company had been subject to tax in the three months ended September 30, 2005, net income would have been $353,000, compared to the actual net income of $560,000. Income before income tax expense for the three months ended September 30, 2006 was $2.6 million, an increase of $2.0 million from $560,000 for the three months ended September 30, 2005. The increase in income before income tax expense was a result of higher interest income of $2.4 million, or 14.5%, higher noninterest income of $66,000, or 1.1%, and lower noninterest expense of $993,000, or 6.9%. These amounts were partially offset by an increase in interest expense of $2.4 million, or 39.4%, from $6.0 million at the three months ended September 30, 2005, to $8.3 million for the three months ended September 30, 2006. A decrease in provision for loan losses of $897,000 also contributed to the increase in net income.

Interest Income. Interest income increased by $2.4 million, or 14.5%, to $19.0 million for the three months ended September 30, 2006 from $16.5 million for the three months ended September 30, 2005. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $1.5 million and $974,000, respectively, due to an increase in the volume of these types of securities. Interest earned on interest-earning deposits at other financial institutions increased by $764,000 due to both an increase in balances being held in these accounts and the rate earned. The increase in balances can primarily be attributed to the net proceeds from the stock offering, which is being held in an overnight cash account.

The weighted average yield on loans increased from 5.35% for the three months ended September 30, 2005 to 5.62% for the three months ended September 30, 2006. As loans with lower rates matured, the proceeds were reinvested in loans with higher yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $2.4 million, or 39.4%, to $8.3 million for the three months ended September 30, 2006 from $6.0 million for the three months ended September 30, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Our weighted average yield on interest-bearing liabilities was 2.84% for the three months ended September 30, 2006, compared to 2.13% for the same time period in 2005.

Interest expense on Federal Home Loan Bank advances increased $55,000, or 9.5%, to $637,000 for the three months ended September 30, 2006 from $582,000 for the three months ended September 30, 2005. The increase resulted from a growth of $1.7 million in the average balance of outstanding Federal Home Loan Bank advances from $50.9 million for the quarter ended September 30, 2005 to $52.6 million for the quarter ended September 30, 2006. In addition, the cost of Federal Home Loan Bank advances increased from 4.57% in the 2005 period to 4.85% in the 2006 period.

Net Interest Income. Net interest income increased $53,000, or .50%, to $10.6 million for the three months ended September 30, 2006. The relative stagnation in net interest income primarily resulted from an increase in the cost of funds, caused by the continual rising interest rate environment as the increases in the amounts paid on interest-bearing liabilities outpaced the growth in the increases related to interest-earning assets. Our net interest rate spread was 2.57% for the three months ended September 30, 2006, compared to 2.89% for the three months ended September 30, 2005.

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

Based on management's evaluation of these factors, provisions of $671,000 and $1.6 million were made during the three months ended September 30, 2006 and September 30, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, resulting from the strategic diversification of our loan portfolio. In addition, improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At September 30, 2006, the annualized ratio of net charge-offs to average loans decreased 30 basis points to 0.32% from 0.62% at December 31, 2005.

Next Page

 Noninterest Income. Noninterest income increased $66,000 to $6.0 million for the three months ended September 30, 2006 from $5.9 million for the three months ended September 30, 2005, an increase of 1.1%. The overall increase in noninterest income was primarily due to a $129,000 increase in non-sufficient funds fees as the Company implemented the process of charging non-sufficient funds fees for debit card transactions. This increase was partially offset by a decline in lending fees and late charges caused by the decline in loan volume, as well as a decrease in the net gain on sale of loans due to a lower balance of loans being sold.

Noninterest Expense. Noninterest expense decreased $993,000, or 6.9%, to $13.3 million for the three months ended September 30, 2006 compared to $14.3 million for the three months ended September 30, 2005. The decrease in noninterest expense was primarily due to decreases of $724,000 in salaries and employee benefits caused by staffing adjustments to improve overall efficiency and $128,000 in office operations due to a decrease in property taxes, equipment and maintenance expense, and check order expense, partially offset by an increase in building utility expense. Advertising and marketing decreased by $45,000 due to decreased radio advertising, while outside professional services expense increased by $421,000 due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the three months ended September 30, 2006, we incurred income tax expense of $1.0 million on our pre-tax income. If we had been subject to income taxes for the third quarter of 2005, our income tax expense would have been $207,000.

Comparison of Results of Operation for the Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine months ended September 30, 2006 was $7.7 million as compared to $4.2 million for the nine months ended September 30, 2005. An income tax benefit of $6.1 million due to our change in tax status on January 1, 2006 contributed to the increase in net income for the nine months ended September 30, 2006. Income before income tax benefit for the nine months ended September 30, 2006 was $3.5 million, a decrease of $750,000, or 17.8%, from $4.2 million for the nine months ended September 30, 2005. The decrease in income before income tax expense was a result of higher interest expense of $5.9 million, or 34.8%, lower noninterest income of $1.9 million, or 9.8%, and higher noninterest expense of $682,000 or 1.6%. These amounts were partially offset by an increase in interest income of $5.3 million, or 11.1%, from $47.8 million at the nine months ended September 30, 2005, to $53.1 million for the nine months ended September 30, 2006. This increase was primarily due to a growth of $4.4 million in income on securities. These amounts were also partially offset by a lower provision for loan losses of $1.5 million, compared to $3.8 million in the prior period.

Interest Income. Interest income increased by $5.3 million, or 11.1%, to $53.1 million for the nine months ended September 30, 2006 from $47.8 million for the nine months ended September 30, 2005. The increase in interest income was primarily related to increases in the average balance of collateralized mortgage obligations and mortgage-backed securities of $62.1 million and $51.4 million, respectively, and an increase in the yield on earning assets from 4.85% to 5.19%. The weighted average yield on collateralized mortgage obligations and other investment securities increased from 3.76% and 2.93% for the nine months ended September 30, 2005 to 4.63% and 3.40% for the nine months ended September 30, 2006, respectively. The growth in our securities portfolio is driven by funds available from pay-downs on auto loans. Due to the recent growth activity in our securities portfolio, the rates are more reflective of the current increasing interest rate environment.

The weighted average yield on loans increased from 5.20% for the nine months ended September 30, 2005 to 5.51% for the nine months ended September 30, 2006. As loans with lower rates matured, the proceeds were reinvested in loans with higher yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $5.9 million, or 34.8%, to $22.7 million for the nine months ended September 30, 2006 from $16.9 million for the nine months ended September 30, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Our weighted average yield on interest-bearing liabilities was 2.57% for the nine months ended September 30, 2006 compared to 2.00% for the same time period in 2005.

Next Page

Interest expense on Federal Home Loan Bank advances decreased $93,000, or 5.1%, to $1.7 million for the nine months ended September 30, 2006 from $1.8 million for the nine months ended September 30, 2005. The decrease resulted from a decline in the average balance of outstanding Federal Home Loan Bank advances of $3.5 million, to $49.9 million for the nine months ended September 30, 2006, from $53.4 million for the nine months ended September 30, 2005. The average balance has declined due to the maturity of advances earlier this year. The cost of Federal Home Loan Bank advances increased from 4.56% in the 2005 period to 4.62% in the 2006 period.

Net Interest Income. Net interest income decreased $532,000, or 1.7%, to $30.4 million for the nine months ended September 30, 2006 from $30.9 million for the nine months ended September 30, 2005. Our net interest rate spread was 2.62% for the nine months ended September 30, 2006, compared to 2.85% for the nine months ended September 30, 2005.

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

Based on management's evaluation of these factors, provisions of $1.5 million and $3.8 million were made during the nine months ended September 30, 2006 and September 30, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, as a result of the strategic diversification of our loan portfolio. In addition, improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At September 30, 2006, the annualized ratio of net charge-offs to average loans decreased 30 basis points to 0.32% from 0.62% at December 31, 2005.

 Noninterest Income. Noninterest income declined $1.9 million to $17.2 million for the nine months ended September 30, 2006 from $19.0 million for the nine months ended September 30, 2005, a decrease of 9.8%. The overall decrease in noninterest income was primarily due to income of $755,000 associated with the one time payment received from the gain on sale of membership interests in Pulse during the first and second quarter of 2005, with no such similar transaction during the 2006 period. A decline in lending fees and late charges and a decrease in the gain on sale of loans also contributed to the lower noninterest income.

 Noninterest Expense. Noninterest expense increased $682,000, or 1.6%, to $42.6 million for the nine months ended September 30, 2006 compared to $42.0 million for the nine months ended September 30, 2005. The increase in noninterest expense was primarily due to an increase of $577,000 in salaries and employee benefits, which was related to additional staffing in our accounting, compliance and lending areas as we transitioned from a credit union to a savings bank, as well as merit increases. Advertising increased by $240,000 as we increased marketing efforts in conjunction with our name change and our conversion to a savings bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. For the nine months ended September 30, 2006, we have recorded a tax benefit of $4.3 million. This amount is comprised of a $6.1 million tax benefit due to the change in tax status, offset by income tax expense associated with year-to-date pre-tax earnings and the impact of the new Texas margin tax. If we had been subject to income taxes for the six months ended September 30, 2005, our income tax expense would have been $1.6 million.

Analysis of Net Interest Income - Three Months Ended September 30, 2006 and 2005

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

Next Page

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

Interest-earning assets:
	Three Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
Loans receivable	$ 990,399	$ 13,924	5.62%	$ 1,101,523	$ 14,740	5.35%
Mortgage-backed securities	78,895	974	4.94	-	-	0.00
CMO's	178,030	2,223	4.99	79,696	733	3.68
Investment Securities	37,659	353	3.75	46,794	360	3.08
FHLB stock	3,868	46	4.76	4,567	45	3.94
Interest- earning deposit accounts	113,513	1,434	5.05	85,769	670	3.12
Total interest-earning assets	1,402,364	18,954	5.41	1,318,349	16,548	5.02

Noninterest-earning assets	111,078			114,966
Total assets	$ 1,513,442			$ 1,433,315

Interest-bearing liabilities:
Interest-bearing demand	$ 97,569	$ 57	0.23	$ 108,945	$ 62	0.23
Savings and money market	706,656	4,848	2.74	771,788	3,754	1.95
Time	257,175	2,703	4.20	189,842	1,577	3.32
Borrowings	52,586	637	4.85	50,891	582	4.57
Other interest-bearing liabilities	58,643	83	0.57	-	-	0.00
Total interest-bearing liabilities	1,172,629	8,328	2.84	1,121,466	5,975	2.13

Noninterest-bearing liabilities	197,919			204,599
Total liabilities	1,370,548			1,326,065

Total Capital	142,894			107,250

Total liabilities and capital	$ 1,513,442			$ 1,433,315
Net interest income		$ 10,626			$ 10,573
Net interest rate spread			2.57%			2.89%
Net interest margin			3.03%			3.21%
Average interest-earning assets to
average interest-bearing liabilities	119.59%			117.56%

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

	Three Months September 30,

	2006 vs. 2005

	Increase (Decrease) Due to

	Volume	Rate	Total Increase (Decrease)

	(In thousands)
Interest-earnings assets:
Loans receivable	$ (1,537)	$ 721	$ (816)
Mortgage-backed securities	974	0	974
CMO's	1,155	335	1,490
Investment securities	(78)	71	(7)
FHLB stock	(7)	8	1
Interest- earning deposit accounts	205	559	764
Total interest-earning assets	$ 712	$ 1,694	$ 2,406

Interest-bearing liabilities
Savings and money market	$ (339)	$ 1,433	1,094
Interest-bearing demand	(7)	2	(5)
Time	644	482	1,126
Borrowings	20	35	55
Other interest-bearing liabilities	83	0	83
Total interest-bearing liabilities	$ 401	$ 1,952	$ 2,353

Net interest income			$ 53

The net interest spread for the three months ended September 30, 2006 decreased to 2.57% from 2.89% from the same three month period in 2005. There was a 6.4% increase in average total interest-earning assets to $1.40 billion from $1.32 billion. The yield on average interest-earning assets for the three month period ended September 30, 2006 increased to 5.41% from 5.02% during the same period in 2005. Average interest-bearing liabilities increased 4.6% to $1.17 billion in 2006 from $1.12 billion for the same period last year. The yield on average interest-bearing liabilities increased to 2.84% during 2006 from 2.13% for 2005.

Analysis of Net Interest Income - Nine Months Ended September 30, 2006 and 2005

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

Next Page

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

Interest-earning assets:
	Nine Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
Loans receivable	$ 1,022,815	$ 42,266	5.51%	$ 1,098,450	$ 42,826	5.20%
Mortgage-backed securities	51,377	1,858	4.82	-	-	0.00
CMO's	129,426	4,494	4.63	67,297	1,897	3.76
Investment Securities	41,575	1,061	3.40	50,809	1,117	2.93
FHLB stock	3,770	133	4.70	4,528	116	3.42
Interest- earning deposit accounts	115,933	3,330	3.83	93,210	1,856	2.65
Total interest-earning assets	1,364,896	53,142	5.19	1,314,294	47,812	4.85

Noninterest-earning assets	107,363			109,606
Total assets	$ 1,472,259			$ 1,423,900

Interest-bearing liabilities:
Interest-bearing demand	$ 96,875	$ 169	0.23	$ 111,040	$ 175	0.21
Savings and money market	740,072	13,821	2.49	780,685	10,660	1.82
Time	233,828	6,923	3.95	178,793	4,206	3.14
Borrowings	49,939	1,731	4.62	53,391	1,824	4.56
Other interest-bearing liabilities	58,643	83	0.19	-	-	0.00
Total interest-bearing liabilities	1,179,357	22,727	2.57	1,123,909	16,865	2.00

Noninterest-bearing liabilities	173,112			194,082
Total liabilities	1,352,469			1,317,991

Total Capital	119,790			105,909

Total liabilities and capital	$ 1,472,259			$ 1,423,900
Net interest income		$ 30,415			$ 30,947
Net interest rate spread			2.62%			2.85%
Net interest margin			2.97%			3.14%
Average interest-earning assets to
average interest-bearing liabilities	115.73%			116.94%

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

	Nine Months September 30,

	2006 vs. 2005

	Increase (Decrease) Due to

	Volume	Rate	Total Increase (Decrease)

	(In thousands)
Interest-earnings assets:
Loans receivable	$ (3,043)	$ 2,483	$ (560)
Mortgage-backed securities	1,858	-	1,858
CMO's	2,075	522	2,597
Investment securities	(220)	164	(56)
FHLB stock	(21)	38	17
Interest- earning deposit accounts	370	1,104	1,474
Total interest-earning assets	$ 1,019	$ 4,311	$ 5,330

Interest-bearing liabilities
Savings and money market	$ (580)	$ 3,741	3,161
Interest-bearing demand	(23)	17	(6)
Time	1,476	1,241	2,717
Borrowings	(119)	26	(93)
Other interest-bearing liabilities	83	-	83
Total interest-bearing liabilities	$ 837	$ 5,025	$ 5,862

Net interest income			$ (532)

The net change in rate for average total interest-bearing liabilities was a greater increase than the change in rate for average total interest-earning assets. Average interest-bearing liabilities increased 4.9% to $1.2 billion in 2006 from $1.1 billion for the same period last year. The yield on average interest-earning assets for the nine month period ended September 30, 2006 increased to 5.19% from 4.85% during the same period in 2005. The cost of average interest-bearing liabilities increased to 2.57% for the nine month period ended September 30, 2006 from 2.00% for the same nine month period in 2005. The net interest spread decreased to 2.62% for the nine months ended September 30, 2006 from 2.85% from the same nine month period in 200. Because the Company's interest-bearing liabilities generally reprice or mature more quickly than its interest-earning assets, an increase in short term interest rates would initially result in a decrease in net interest income.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2006, ViewPoint Bank had an additional borrowing capacity of $391.1 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 93.6% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

Next Page

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

For the nine months ended September 30, 2006, cash and cash equivalents increased $106.5 million, or 84.8%, from $125.5 million as of December 31, 2005 to $232.0 million as of September 30, 2006. Cash from financing activities of $111.7 million and cash from operating activities of $18.3 million more than offset cash used for investing activities of $23.6 million for the nine months ended September 30, 2006. Primary sources of cash for the nine months ended September 30, 2006 included a decrease in the loan portfolio of $107.4 million, proceeds from sales of loans held for sale of $23.1 million and $102.7 million resulting from our minority stock offering. Primary uses of cash included purchases of securities available for sale of $195.7 million, a decrease in loans originated for sale of $22.8 million, the purchase of loans totaling $8.9 million, and repayments of Federal Home Loan Bank advances of $6.6 million.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material negative impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

On July 20, 2006, the Board of Directors of ViewPoint Bank voted to approve a $3.2 million investment in the Lone Star New Markets fund. This fund is a Certified Development Entity that provides investment capital for underserved communities in North Texas and provides Community Reinvestment Act credit. Investors receive a 5% preferred return compounded semi-annually, with additional returns split 80-20 with the fund managers/general partner. The general partner is also paid a 1.5% closing fee and a 2% management fee. The fund life is fourteen years: four years to use the invested capital, seven years with the capital invested, and three years to close.

	September 30, 2006
	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years	Total
	(In Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$ 9,563	$17,273	$12,276	$13,755	$52,867
Operating leases (premises)	904	1,902	772	184	3,762
Total borrowings and operating leases	10,467	19,175	13,048	13,939	$56,629
Off-balance sheet commitments:
Letters of Credit	-	-	-	-	$428
Undisbursed portion of loans closed	-	-	-	-	15,087
Unused lines of credit	-	-	-	-	71,390
Overdraft Lines	-	-	-	-	28,114
Investment commitment	-	-	-	-	3,200
Total off-balance sheet commitments	-	-	-	-	$118,219
Total contractual obligations and off-balance sheet commitments					$174,848

Next Page

	December 31, 2005
	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years	Total
	(In Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$8,452	$23,662	$9,193	$6,373	$47,680
Operating leases (premises)	827	1,999	875	432	4,133
Total borrowings and operating leases	9,279	25,661	10,068	6,805	$51,813

Off-balance sheet commitments:
Undisbursed portion of loans closed	-	-	-	-	$12,977
Unused lines of credit	-	-	-	-	69,398
Total off-balance sheet commitments	-	-	-	-	$82,375
Total contractual obligations and off-balance sheet commitments					$134,188

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at September 30, 2006, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a "well-capitalized" status under the capital categories of the Office of Thrift Supervision. Based on capital levels at September 30, 2006, ViewPoint Bank was considered to be well-capitalized. The Company's only activity is the ownership of the Bank, whose capital ratios are regulated by the Office of Thrift Supervision.

At September 30, 2006, ViewPoint Bank's equity totaled $156.8 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. At September 30, 2006 and December 31, 2005, actual capital levels and minimum required capital levels for the Bank were as follows:

Next Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total capital (to risk weighted assets)	$ 158,794	15.92%	$ 81,814	8.00%	$ 102,268	10.00%
Tier 1 (core) capital (to risk weighted assets)	152,338	15.27	40,907	4.00	61,361	6.00
Tier 1 (core) capital (to adjusted total assets)	152,338	10.12	61,371	4.00	76,714	5.00

As of December 31, 2005
Total capital (to risk weighted assets)	$ 110,110	10.29%	$ 85,572	8.00%	$ 106,965	10.00%
Tier 1 (core) capital (to risk weighted assets)	102,413	9.57	42,786	4.00	64,179	6.00
Tier 1 (core) capital (to adjusted total assets)	102,413	7.15	57,298	4.00	71,623	5.00

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

Recent Regulatory and Accounting Developments

FASB Statement No. 157, Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. It is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157, with respect to its current practice of measuring fair value and disclosure in its financial statements.

FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans - an amendment of FASB Statements No. 87, 88,106, and 132(R). In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 158, with respect to its financial position and comprehensive income.

FASB Staff Position No. FAS 123(R)-5. This staff position addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP 123 (R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange for Employee Services under FASB No. 123(R)." This staff position is not currently applicable at the Company.

Next Page

FIN 48, Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An interpretation of FASB No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its results of operations, financial position and liquidity.

SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the U.S. Securities and Exchange Commission ("SEC") amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is reviewing this accounting bulletin, but has not yet determined the effect of adopting the Interpretation.

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

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The board of directors sets the asset and liability policy for the Company, which is implemented by the asset/liability committee.

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

A key element of the Company's asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of its efforts to monitor and manage interest rate risk, the Company uses the net portfolio value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the board of directors review NPV measurements on a quarterly basis to determine whether the Company's interest rate exposure is within the limits established by the board of directors.

The tables presented below, as of September 30, 2006 and December 31, 2005, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, the Company would benefit from a decrease in market rates of interest. Our NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios. As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments. In response to the rising rate environment, the Company is in the process of changing its mix of loans and investments to include higher yielding assets. The Company also is extending liabilities with increased certificates of deposit and Federal Home Loan Bank borrowings.

Next Page

September 30, 2006
Change in Interest Rates in Basis Points	Net Portfolio Value			NPV Ratio %
	Amount	$ Change	% Change
(Dollars in Thousands)

300	171,258	(32,499)	(15.95)	11.68
200	182,402	(21,355)	(10.48)	12.21
100	192,986	(10,771)	(5.29)	12.70
0	203,757	-	-	13.17
(100)	217,730	13,973	6.86	13.84
(200)	230,851	27,094	13.30	14.47
(300)	242,591	38,834	19.06	15.02

December 31, 2005
Change in Interest Rates in Basis Points	Net Portfolio Value			NPV Ratio %
	Amount	$ Change	% Change
(Dollars in Thousands)
300	93,848	(14,671)	(13.52)	6.87
200	98,530	(9,989)	(9.20)	7.10
100	103,376	(5,143)	(4.74)	7.33
0	108,519	-	-	7.58
(100)	117,336	8,817	8.12	8.08
(200)	124,667	16,148	14.88	8.49
(300)	134,633	26,114	24.06	9.07

The Company's NPV was $203.8 million, or 13.17% of the market value of portfolio assets, as of September 30, 2006, an increase from the $108.5 million, or 7.58% of the market value of portfolio assets, as of December 31, 2005. The increase of the NPV ratio from December 2005 to September 2006 is attributable to the completion of our minority stock offering at the end of September, which increased equity by $102.7 million. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $21.4 million decrease in our NPV at September 30, 2006, as compared to $10.0 million at December 31, 2005, and would result in a 96 basis point decrease in our NPV ratio to 12.21% at September 30, 2006, as compared to a 48 basis point decrease to 7.10% at December 31, 2005. An immediate 200 basis point decrease in market interest rates would result in a $27.1 million increase in our NPV at September 30, 2006, as compared to $16.1 million at December 31, 2005, and would result in a 130 basis point increase in our NPV ratio to 14.47% at September 30, 2006, as compared to a 91 basis point increase in our NPV ratio to 8.49% at December 31, 2005.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Company's level of interest rate risk is acceptable under this approach.

Next Page

In evaluating the Company's exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

The board of directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by borrowing from the Federal Home Loan Bank to match the duration of our funding to the duration of originated fixed rated one- to four-family real estate loans held in portfolio and by selling on an ongoing basis certain currently originated fixed rate one- to four-family real estate loans. By borrowing to match real estate production, the Company locks in a favorable interest rate spread. While the rate on unmatched loans increases as the interest rate spread declines, the rate on loans matched with borrowings remains constant. The sale of certain real estate loans manages the concentration of long term loans held in portfolio and grows the portfolio at laddered rates, as opposed to increasing the loan portfolio with loans that are all held at the same rate.

Next Page

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Next Page

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim of action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

Item 1.A. Risk Factors

No material changes to risk factors as previously disclosed in the prospectus included in the Company's Registration Statement on Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (No. 333-133361), for which the use of proceeds information is being disclosed, was declared effective by the Securities and Exchange Commission on July 11, 2006. The offering commenced on July 13, 2006 and was completed on September 29, 2006. The Registration Statement covered the issuance of 11,604,938 shares of ViewPoint Financial Group common stock, par value $.01 per share. The managing underwriter for the offering was Keefe, Bruyette and Woods, Inc. The aggregate offering price of the shares of common stock registered was $116.0 million, and this is the amount that was sold in the offering. The expenses incurred by the Company in connection with the issuance and distribution of the securities was $4.1 million, including $1.2 million in underwriting fees. These payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company was approximately $112.0 million. Of this amount, $56.0 million was used by the Company to purchase all of the outstanding shares of common stock of ViewPoint Bank, $250,000 was contributed to the capital of ViewPoint MHC, the Company's parent, $9.3 million was lent by the Company to the employee stock ownership plan, and $46.7 million was contributed to the working capital of the Company.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index

Next Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group (Registrant)
Date: November 13, 2006	/s/ Garold R. Base Garold R. Base Chief Executive Officer
Date: November 13, 2006	/s/ Patti E. McKee Patti E. McKee Chief Financial Officer and Treasurer

Next Page

EXHIBIT INDEX

Exhibits:
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

Next Page