Form 10-K
period 2006-12-31
ViewPoint Financial Group
filed 2007-03-30
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 001-32992

VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States	20-4484783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas	75075
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 578-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   No

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $0.00 as of June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

There were issued and outstanding 25,788,750 shares of the Registrant's common stock as of March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant's Annual Meeting of Stockholders.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY

FORM 10-K

December 31, 2006

INDEX

NEXT PAGE

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to ViewPoint Financial Group's future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (2) competitive pressures among depository institutions; (3) interest rate movements and their impact on customer behavior and net interest margin; (4) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (5) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (6) our ability to access cost-effective funding; (7) changes in financial markets; (8) changes in economic conditions in general and in the Dallas-Fort Worth metropolitan area in particular; (9) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (10) changes in accounting principles, policies or guidelines; (11) our potential future acquisitions of other depository institutions or lines of business; and (12) our deposit growth and deposit mix resulting from our deposit gathering strategy may be less favorable than expected.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

We were originally chartered in 1952 as a credit union. Through the years, we evolved into a full-service, multi-branch community credit union serving primarily Collin and Dallas Counties and surrounding communities in North Texas, as well as businesses and other entities located in these areas. We completed the conversion from a Texas credit union charter to a federally chartered savings bank as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter that was more appropriate to carry out our business strategy, which will in turn allow us to better serve customers and the local community.

On September 29, 2006, we reorganized into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the bank in its mutual form; (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which owns 55% of the common stock of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.

Unless the context otherwise requires, references in this document to the "Company" refers to ViewPoint Financial Group and references to the "Bank" refers to ViewPoint Bank (in its stock, mutual or credit union form). References to "we," "us," "our" means ViewPoint Financial Group, ViewPoint Bank and its subsidiaries, unless the context otherwise requires.

ViewPoint Financial Group is incorporated under Federal law to hold all of the stock of ViewPoint Bank. ViewPoint Financial Group is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. ViewPoint Financial Group has no significant assets other than all of the outstanding shares

NEXT PAGE

of common stock of ViewPoint Bank, the net proceeds it kept from the minority stock offering and its loan to the ViewPoint Financial Group Employee Stock Ownership Plan.

The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences, commercial real estate, automobiles, and commercial business assets. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans as a means of diversifying our balance sheet, along with an increased focus on business banking. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees. Our primary sources of funds are deposits, FHLB borrowings, and payments on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and demand accounts.

Market Areas

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Plano, Texas, and have 34 retail offices, including 16 in-store locations and 3 loan production offices, in our market area. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 8.3% in Collin County and less than 1.0% in all other market area counties.

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. The largest employers headquartered in our market area include J.C. Penney, Electronic Data Systems, Countrywide Financial Corporation, Brinker International, Texas Instruments, American Airlines, Dean Foods and Blockbuster.

Median household income and per capita income for our market area are above the state and national averages, reflecting strong job growth in the market area during 2006. For December 2006, our market area reported an unemployment rate of 4.0%, as compared to the national average of 4.6%.

NEXT PAGE

Lending Activities

The following table presents information concerning the composition of ViewPoint Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$287,276	29.56%	$274,230	25.51%	$225,170	20.72%	$201,063	19.53%	$160,480	18.43%
Commercial	183,670	18.90	99,334	9.24	45,667	4.20	27,037	2.63	14,490	1.66
Home equity	83,899	8.64	85,365	7.94	79,548	7.32	65,002	6.31	53,689	6.17
Total real estate loans	554,845	57.10	458,929	42.69	350,385	32.24	293,102	28.47	228,659	26.26

Other Loans:
Consumer loans:
Automobile indirect	219,147	22.56	364,046	33.86	450,971	41.54	435,598	42.31	336,568	38.66
Automobile direct	151,861	15.63	196,254	18.25	224,021	20.61	242,718	23.57	245,835	28.23
Other secured	14,678	1.51	18,263	1.70	21,242	1.95	17,620	1.71	19,141	2.20
Lines of credit/unsecured	21,284	2.19	28,804	2.68	34,722	3.20	36,749	3.57	39,181	4.50
Total consumer loans	406,970	41.89	607,367	56.49	730,956	67.26	732,685	71.16	640,725	73.59

Commercial business loans	9,780	1.01	8,813	0.82	5,446	0.50	3,762	0.37	1,269	0.15
Total loans	971,595	100.00%	1,075,109	100.00%	1,086,787	100.00%	1,029,549	100.00%	870,653	100.00%

Less:
Deferred fees and discounts	3,576		8,061		11,323		11,835		10,738
Loans held for sale	(3,212)		(2,306)		(3,238)		(8,477)		---
Allowance for losses	(6,507)		(7,697)		(8,424)		(8,655)		(8,858)
Total loans receivable, net	$965,452		$1,073,167		$1,086,448		$1,024,252		$872,533

NEXT PAGE

The following table shows the composition of ViewPoint Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
One- to four-family	$251,704	25.90%	$230,003	21.40%	$176,562	16.25%	$158,036	15.35%	$146,207	16.79%
Commercial	141,875	14.60	66,622	6.20	32,416	2.98	20,339	1.98	12,367	1.42
Home equity	68,795	7.08	68,050	6.33	65,208	6.00	62,851	6.10	53,689	6.17
Total real estate loans	462,374	47.58	364,675	33.93	274,186	25.23	241,226	23.43	212,263	24.38
Consumer:
Automobile indirect	219,115	22.55	364,046	33.86	450,971	41.50	435,598	42.31	336,568	38.66
Automobile direct	151,816	15.62	196,254	18.25	224,020	20.61	242,715	23.57	245,819	28.23
Other secured	7,050.72		8,999	0.84	12,512	1.15	10,003	0.97	12,612	1.45
Lines of credit/unsecured	7,652.79		11,158	1.04	13,026	1.20	13,556	1.32	13,031	1.50
Total consumer	385,633	39.68	580,457	53.99	700,529	64.46	701,872	68.17	608,030	69.84
Commercial business	7,979.82		5,004	0.47	3,720	0.34	3,610	0.35	1,269	0.15
Total fixed-rate loans	855,986	88.08	950,136	88.39	978,435	90.03	946,708	91.95	821,562	94.37

Adjustable-Rate Loans:
Real Estate:
One-to four-family	35,572	3.66	44,227	4.11	48,608	4.47	43,027	4.18	14,273	1.64
Commercial	41,795	4.30	32,712	3.04	13,251	1.22	6,698	0.65	2,123	0.24
Home equity	15,104	1.56	17,315	1.61	14,340	1.32	2,151	0.21	---	---
Total real estate loans	92,471	9.52	94,254	8.76	76,199	7.01	51,876	5.04	16,396	1.88
Consumer:
Automobile indirect	32.01		---	---	---	---	---	---	---	---
Automobile direct	45.01		---	---	1	---	3	---	16	---
Other secured	7,628.79		9,264	0.86	8,730	0.80	7,617	0.74	6,529	0.75
Lines of credit/unsecured	13,632	1.40	17,646	1.64	21,696	2.00	23,193	2.25	26,150	3.00
Total consumer	21,337	2.21	26,910	2.50	30,427	2.80	30,813	2.99	32,695	3.75
Commercial business	1,801.19		3,809	0.35	1,726	0.16	152	0.02	---	---
Total adjustable-rate loans	115,609	11.92	124,973	11.61	108,352	9.97	82,841	8.05	49,091	5.63
Total loans	971,595	100.00%	1,075,109	100.00%	1,086,787	100.00%	1,029,549	100.00%	870,653	100.00%

Less:
Deferred fees and discounts	3,576		8,061		11,323		11,835		10,738
Loans held for sale	(3,212)		(2,306)		(3,238)		(8,477)		---
Allowance for losses	(6,507)		(7,697)		(8,424)		(8,655)		(8,858)
Total loans receivable, net	$965,452		$1,073,167		$1,086,448		$1,024,252		$872,533

NEXT PAGE

The following schedule illustrates the contractual maturity of ViewPoint Bank's loan portfolio at December 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Mortgage		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31,	(Dollars in Thousands)

2007(1)	$714	6.28%	$37,831	8.79%	$5,776	8.51%	$44,321	8.71%
2008 to 2011	26,326	5.62	348,539	5.93	90,930	6.24	465,795	5.97
2012 and following	344,135	5.96	20,600	7.33	96,744	6.24	461,479	6.08
Total	$371,175		$406,970		$193,450		$971,595
_________________________
(1) Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $831.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $95.9 million.

Lending Authority. Residential real estate loans up to $1.5 million may be approved by our Chief Banking Officer. Commercial real estate loans up to $500,000 may be approved by senior loan officers. Our Chief Executive Officer may approve loans up to $2.0 million. The management loan committee may approve loans up to $5.0 million. Loans over these amounts must be approved by the loan committee of the board of directors. Loans outside our general underwriting guidelines must be approved by the board of directors.

At December 31, 2006, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $24.2 million. Our five largest lending relationships are with commercial borrowers and totaled $52.5 million in the aggregate, or 5.4% of our $971.6 million loan portfolio at December 31, 2006. The largest relationship consists of $14.1 million collateralized by office buildings. The next four largest lending relationships at December 31, 2006, were $12.5 million secured by retail centers, $9.7 million secured by office buildings, $8.3 million secured by an apartment building, and $8.0 million secured by an office building. At December 31, 2006, we had 21 other lending relationships that exceeded $2.0 million. All of these loans were current as of December 31, 2006.

One- to Four-Family Real Estate Lending. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences primarily in our market area. We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. Walk-in customers are also important sources of loan originations. As a result of our conversion from a credit union to a federally chartered savings bank, we are now able to expand our target market to include individuals who are not depositors of the institution, with an emphasis on increasing the number and amount of residential and commercial real estate loan originations.

Some of the one- to four-family loans we originate are funded by us and retained in our portfolio and others are originated and sold into the secondary market. From 2001 to 2003, this type of lending increased because of increased demand for refinancings and our decision, in 2003, to originate more fixed-rate residential loans for our portfolio and for resale in the secondary market. In 2004 and 2005, this loan demand decreased primarily due to a decrease in refinancing activity. During 2006, as part of our Asset/Liability Management strategy, we began selling a portion of our residential mortgage loans, including most non-conforming loans, on a servicing released basis. See "- Loan Originations, Purchases, Sales, Repayments and Servicing." An evaluation is conducted at the time of origination based on yield, term, price and servicing released premium to determine if the loan is sold or maintained.

NEXT PAGE

Due to the lower interest rate environment of the past several years, we utilize the sale of one-to four-family real estate loans as a liquidity tool to mitigate loans fixed at a lower rate that remain in our portfolio. At December 31, 2006, one- to four-family residential mortgage loans (including loans held for sale), which also include a limited amount of home improvement and residential construction loans, totaled $287.3 million, or 29.6% of our gross loan portfolio, of which $251.7 million were fixed-rate loans and $35.6 million were adjustable rate loans.

As part of our efforts to expand residential mortgage lending, in May 2006 we opened a new loan production office in the Oak Cliff section of Dallas, Texas and in June 2006 we opened another loan production office in Grapevine, Texas.

We generally underwrite our one- to four-family owner occupied loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans, and up to 90% for non-owner occupied residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure above 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

We currently originate one- to four-family mortgage loans on a fixed-rate basis and, to a lesser extent, an adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.

During the year ended December 31, 2006, we originated $50.2 million of one- to four-family fixed rate mortgage loans and $4.5 million of one- to four-family adjustable rate mortgage loans, or ARM loans. All ARM loans are offered with annual adjustments and life time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced significant delinquencies in our one- to four-family loan portfolio, including our ARM loans. However, the majority of these loans have been originated within the past several years, when rates were historically low. See "- Asset Quality -- Non-performing Assets" and "-- Classified Assets."

Our one- to- four-family loans may be assumable, subject to our approval, and may contain prepayment penalties. Most of our loans are underwritten using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one- to four-family residential loans was approximately $117,000 at December 31, 2006.

We also offer home improvement loans with a fixed rate of interest. We generally lend up to 90% of the appraised value of the subject property for home improvement loans, and require private mortgage insurance for the excess over 90%. These loans may have terms for up to 20 years and are fully amortizing. At December 31, 2006, our fixed-rate home improvement loans totaled $20.2 million, or 2.1% of our gross loan portfolio.

We originate a limited amount of construction loans, primarily to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2006, residential construction loans amounted to $1.1 million, or 0.12%, of our gross loan portfolio. At December 31, 2006, the unadvanced portion of these construction loans totaled $504,000.

NEXT PAGE

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender. Construction loans can be made with a maximum loan-to-value ratio of 95%. At December 31, 2006, our largest residential construction mortgage loan commitment was for $460,000, $83,000 of which had been disbursed. This loan was performing according to its terms. The average outstanding construction loan balance was approximately $164,000 at December 31, 2006.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We periodically review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project that, when completed, has a value that is insufficient to generate full payment.

Commercial Real Estate Lending. We offer a variety of commercial real estate loans. Many of these loans are secured by commercial income producing properties, including retail centers, warehouses, multifamily properties and office buildings located in our market areas. At December 31, 2006, commercial real estate loans totaled $183.7 million or 18.9% of our gross loan portfolio, including loans held for sale.

Our loans secured by commercial real estate are generally originated with a fixed interest rate for terms between five and 10 years, a balloon payment and a 25-30 year amortization period. Loan-to-value ratios on our commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans are generally originated without recourse to the borrower, except in cases of breach of representation, warranty or covenant.

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. See "- Loan Originations, Purchases, Sales and Repayments."

We do not generally maintain an insurance or a tax escrow for loans secured by commercial real estate; however, we do require them in some instances. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-performing Loans." Our largest commercial real estate lending relationship at December 31, 2006 consisted of four loans which totaled $14.1 million and is secured by office buildings. At December 31, 2006, this relationship was performing in accordance with the terms of the notes.

NEXT PAGE

Home Equity Lending. Our home equity loans totaled $83.9 million and comprised 8.6% of our gross loan portfolio, including $15.8 million of home equity lines of credit at December 31, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan. The amount of the line of credit may also not exceed 50% of the value of the property securing the loan. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin or with a fixed rate of interest. Home equity lines of credit have up to a 10 year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2006, unfunded commitments on these lines of credit totaled $14.6 million.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, student loans and loans secured by savings deposits. We also offer unsecured loans. We originate our consumer loans primarily in our market areas. Historically, most of our loans were secured by automobiles. Currently, we are reducing our emphasis on indirect automobile lending. At December 31, 2006, our consumer loan portfolio totaled $407.0 million, or 41.9% of our gross loan portfolio, including loans held for sale.

We originate automobile loans on a direct and indirect basis. Automobile loans totaled $371.0 million at December 31, 2006, or 38.2% of our gross loan portfolio, with $151.9 million in direct loans and $219.1 million in indirect loans. The bulk of our indirect lending comes from relationships with approximately 50 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through five dealerships located in our market area. Automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans. For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring. Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.
We also originate unsecured consumer loans. At December 31, 2006, our unsecured consumer loans totaled $21.3 million, or 2.2% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months, or are revolving lines of credit with an adjustable rate of interest tied to the prime rate of interest. At December 31, 2006, unfunded commitments on our unsecured lines of credit totaled $47.3 million, and the average outstanding balance on our lines was approximately $4,000.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. At December 31, 2006, commercial business loans totaled $9.8 million, or 1.0% of our gross loan portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment. Approximately $5.4 million of our commercial business loans are unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

NEXT PAGE

We generally obtain personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than more traditional residential mortgage loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business and, therefore, are of higher risk. Commercial business loans are generally secured by business assets, such as equipment and commercial vehicles. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

The majority of our commercial business loans have been to borrowers in our market area. We intend to continue our commercial business lending in this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas. Over the past few years, we have begun to reduce our origination of automobile loans, primarily indirect automobile loans, and to increase our emphasis on residential and commercial real estate and commercial business lending. This shift in emphasis resulted in decreased loan originations in 2004 and 2005. In 2006, we continued with our business plan to diversify our balance sheet to include a greater concentration of residential and commercial real estate, and purposely decreased our indirect automobile portfolio. Demand is affected by competition and the interest rate environment. Loans purchased must conform to our underwriting guidelines or guidelines acceptable to the management loan committee. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $1.3 million, $1.7 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We also may purchase whole loans and loan participations from other banks, thrifts, and credit unions. The purchase transaction is governed by a participation agreement entered into by the originator and participant (ViewPoint Bank) containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2006, approximately $27.4 million, or 2.8% of our total loan portfolio, consisted of purchased loans or loan participations.

From time to time we sell non-residential loan participations to private investors such as other banks, thrifts and credit unions (participants). The sales transaction is governed by a participation agreement entered into by the originator (ViewPoint Bank) and participant containing guidelines as to ownership, control and servicing rights, among others. We retain servicing rights for these participations sold. These participations are generally sold without recourse, except in cases of breach of representation, warranty or covenant.

We also sell whole residential real estate loans to Freddie Mac and Fannie Mae, as well as private investors, such as other banks and thrifts, mortgage companies and credit unions subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to us and allow for a servicing fee on loans when the servicing is retained by us.

NEXT PAGE

Residential real estate loans are also currently being sold with ViewPoint Bank releasing control of the servicing of the loans.

We sold one- to four-family whole real estate loans and commercial real estate loan participations in aggregate amounts of $33.6 million, $39.7 million and $45.0 million during 2006, 2005 and 2004, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a service release premium when servicing is sold, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2006, 2005 and 2004 decreased as interest rates began to increase in 2004, reducing the volume of refinancing activity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2006, 2005 and 2004 were $199,000, $351,000 and $631,000, respectively.

Beginning in 2006, we began selling loans with servicing released along with sales of loans with servicing retained. The Asset Liability Management Committee directs secondary marketing to evaluate in accordance with guidelines whether to keep loans in portfolio, sell with a service release premium, or sell with servicing retained based on price, yield, and duration. We had the servicing rights for approximately $1.8 million at December 31, 2006 and $2.1 million and $2.3 million at December 31, 2005 and 2004, respectively, of loans owned by others. The servicing of these loans generated net servicing fees to us for the years ended December 31, 2006, 2005 and 2004 of $262,000, $383,000 and $191,000, respectively. The decline in loan servicing fees can be attributed to a decrease of $9.9 million in our servicing portfolio. At December 31, 2006, ViewPoint Bank held $717.5 million in its real estate servicing portfolio, including $365.3 million of loans serviced for others that are not reported as assets.

NEXT PAGE

The following table shows the loan origination, purchase, sale and repayment activities of ViewPoint Bank for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate
One- to four-family	$4,465	$10,705	$19,319
Commercial	9,905	11,494	8,753
Home equity	4,046	10,994	22,167
Consumer
Automobile indirect	---	---	---
Automobile direct	26	---	---
Other secured	6,150	8,571	7,384
Lines of credit/unsecured	793	2,475	4,843
Commercial business	755	6,473	2,041
Total adjustable-rate	26,140	50,712	64,507

Fixed rate:
Real estate
One- to four-family	50,162	123,687	120,330
Commercial	93,304	70,342	19,993
Home equity	20,542	24,280	25,477
Consumer
Automobile indirect	17,361	111,782	224,206
Automobile direct	56,292	98,038	121,771
Other secured	2,628	3,856	8,582
Lines of credit/unsecured	4,141	6,698	6,795
Commercial business	5,668	3,832	3,149
Total fixed-rate	250,098	442,515	530,303
Total loans originated	276,238	493,227	594,810

Purchases:
Real estate-one-to four-family	18,519	---	---
Real estate -- commercial	8,887	8,825	7,075
Total loans purchased	27,406	8,825	7,075

Sales and Repayments:
Real estate
One-to four-family	26,221	21,244	43,950
Commercial	7,408	18,430	1,000
Total loans sold	33,629	39,674	44,950
Principal repayments	374,435	473,124	494,458
Total reductions	408,064	512,798	539,408
Increase (decrease) in other items, net	(3,295)	(2,535)	(281)
Net increase (decrease)	$(107,715)	$(13,281)	$62,196

NEXT PAGE

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 20 days to bring the account current. If foreclosed, generally we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 10 and 20 days. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collection department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans. In addition, we have a management loan committee that meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2006.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	3	$400	42.42%	---	$ ---	---%	3	$400	26.59%
Commercial	---	---	---	---	---	---	---	---	---
Home equity	2	67	7.11	1	62	11.05	3	129	8.58
Total real estate loans	5	467	49.53	1	62	11.05	6	529	35.17

Other Loans:
Consumer Loans:
Automobile indirect	24	291	30.86	15	165	29.41	39	456	30.32
Automobile direct	14	86	9.12	12	157	27.99	26	243	16.16
Other secured	4	9	0.95	---	---	---	4	9	0.60
Lines of credit/unsecured	27	90	9.54	41	177	31.55	68	267	17.75
Total consumer loans	69	476	50.47	68	499	88.95	137	975	64.83
Commercial business loans	---	---	---	---	---	---	---	---	---

Total loans	74	$943	100.00%	69	$561	100.00%	143	$1504	100.00%

NEXT PAGE

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Troubled debt restructurings involve forgiving a portion of interest or principal on a loan or making a loan at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family	$ ---	$ 139	$ 16	$ ---	$ 17
Commercial	639	---	---	---	---
Home equity	72	77	5	2	71
Automobile indirect	207	1,084	2,827	3,681	358
Automobile direct	145	223	1,464	1,951	613
Other secured	---	903	20	48	2,681
Lines of credit/unsecured	177	136	105	109	399
Commercial business	64	30	---	---	---
Total	1,304	2,592	4,437	5,791	4,139

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	301	470	---
Commercial	---	---	68	---	---
Home equity	---	---	25	---	---
Automobile indirect	---	---	---	---	---
Automobile direct	30	---	---	---	---
Other secured	---	---	---	---	---
Lines of credit/unsecured	---	---	---	---	---
Commercial business	---	---	50	---	---
Total	30	---	444	470	---

Troubled debt restructurings:
One- to four-family	---	---	---	---	---
Commercial	---	---	---	---	---
Home equity	---	---	---	---	---
Automobile indirect	296	---	413	309	28
Automobile direct	1,305	1,659	1,651	748	88
Other secured	4	86	294	36	---
Lines of credit/unsecured	81	248	246	138	---
Commercial business	---	---	---	---	---
Total	1,686	2,003	2,604	1,231	116

Foreclosed assets:
One- to four-family	460	50	113	633	---
Automobile indirect	146	309	662	525	2,208
Automobile direct	45	159	341	270	1,138
Commercial business	4	---	---	---	---
Total	655	519	1,116	1,428	3,346

Total non-performing assets	$3,675	$5,114	$8,601	$8,920	$7,601
Total as a percentage of total assets	0.23%	0.36%	0.61%	0.68%	0.66%

NEXT PAGE

For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $54,000. The amount that was included in interest income on such loans was $27,000.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2006, there was an aggregate of $1.8 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of our allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2006, we had classified $3.7 million of our assets as substandard, all of which was included in non-performing assets, none as doubtful and none as loss. The total amount classified represented 1.7% of our equity capital and 0.23% of our assets at December 31, 2006.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and ViewPoint Bank, such as loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

NEXT PAGE

At December 31, 2006, our allowance for loan losses was $6.5 million or 0.67% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$7,697	$8,424	$8,655	$8,858	$4,774
Charge-offs:
One- to four-family	83	127	205	---	---
Commercial	---	---	---	---	---
Home equity	62	43	52	---	---
Total real estate loans	145	170	257	---	---
Consumer:
Automobile indirect	2,670	4,575	4,617	5,493	3,009
Automobile direct	518	678	374	1,299	1,273
Other secured	21	869	795	663	2,034
Lines of credit/unsecured	1,510	754	791	1,026	2,230
Total consumer	4,719	6,876	6,525	8,481	8,546
Commercial business	102	204	52	---	---
Total charge-offs	4,966	7,250	6,886	8,481	8,546

Recoveries:
One- to four-family	29	---	---	---	---
Commercial	---	---	---	---	---
Home equity	39	---	---	---	---
Total real estate loans	68	---	---	---	---

Consumer:
Automobile indirect	744	102	161	95	33
Automobile direct	230	72	91	43	36
Other secured	8	102	113	56	51
Lines of credit/unsecured	156	127	91	38	45
Total consumer	1,138	403	456	232	165
Commercial business	5	---	---	---	---
Total recoveries	1,211	403	456	232	165

Net charge-offs	3,755	6,847	6,430	8,249	8,381
Additions charged to operations	2,565	6,120	6,199	8,046	12,465
Balance at end of period	$6,507	$7,697	$8,424	$8,655	$8,858
Ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.62%	0.61%	0.86%	0.99%
Ratio of net charge-offs during the period to average non-performing assets	85.45%	99.84%	73.40%	99.86%	126.87%
Allowance as a percentage on non- performing loans	215.46%	167.51%	112.55%	115.52%	208.18%
Allowance as a percentage of gross loans (end of period)	0.67%	0.71%	0.77%	0.84%	1.01%

NEXT PAGE

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	$ 449	29.57%	$ 311	25.51%	$ 349	20.72%	$ 479	19.53%	$ 151	18.43%
Commercial real estate	2,025	18.91	659	9.24	98	4.20	22	2.63	12	1.66
Home equity	182	8.63	86	7.94	80	7.32	63	6.31	191	6.17
Consumer:
Automobile indirect	2,232	22.55	3,608	33.86	4,610	41.50	4,092	42.31	4,055	38.66
Automobile direct	526	15.64	1,848	18.25	2,086	20.61	2,387	23.58	2,639	28.24
Other secured	9	1.49	364	1.70	119	1.95	100	1.71	381	2.20
Lines of credit/unsecured	694	2.21	592	2.68	1,049	3.19	1,466	3.57	1,421	4.50
Commercial Business	390	1.00	229	0.82	33	0.50	46	0.37	8	0.15

Total	$6,507	100.00%	$7,697	100.00%	$8,424	100.00%	$8,655	100.00%	$8,858	100.00%

NEXT PAGE

Investment Activities

Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See "How We Are Regulated - ViewPoint Bank" and "- Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

The executive vice president/chief financial officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset/liability management committee. The executive vice president/chief financial officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Asset Liability Management" under Item 7A of this report.

Our investment securities have historically consisted of primarily collateralized mortgage obligations, mortgage-backed securities, U.S. agency notes and bonds from government sponsored enterprises, such as Freddie Mac, Fannie Mae and Ginnie Mae. These securities are high quality securities that possess little, if any, credit risk. See Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report.

As a member of the Federal Home Loan Bank of Dallas, we had $3.7 million in stock of the Federal Home Loan Bank of Dallas at December 31, 2006. For the year ended December 31, 2006, we received $185,000 in dividends from the Federal Home Loan Bank of Dallas.

NEXT PAGE

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2006, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:
Investment securities:
US Government and agency	$30,059	$29,475	$22,605	$21,892	$25,176	$24,917
Collateralized mortgage obligations	214,788	215,011	60,617	60,059	1,304	1,305
Mortgage-backed securities	79,782	80,037	19,870	19,909	---	---
Total available for sale	324,629	324,523	103,092	101,860	26,480	26,222

Held to maturity:
Investment securities:
US Government and agency	---	---	18,007	17,736	23,040	22,717
Corporate bonds	---	---	3,009	3,010	5,094	5,165
Collateralized mortgage obligations	11,271	11,236	20,946	20,750	35,295	35,107
Total held to maturity	11,271	11,236	41,962	41,496	63,429	62,989

Total investment securities	335,900	335,759	145,054	143,356	89,909	89,211

Federal Home Loan Bank stock	3,724	3,724	3,958	3,958	4,481	4,481

Total	$339,624	$339,483	$149,012	$147,314	$94,390	$93,692

NEXT PAGE

The composition and maturities of the investment securities portfolio as of December 31, 2006, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in Thousands)

Securities available for sale:
US Government and agency	$4,015	3.05%	$26,044	4.07%	$---	-%	$---	-%	$30,059	3.93%	$29,475
Mortgage-backed and collateralized mortgage obligations	---	---	19,684	5.33	15,832	5.64	259,052	5.26	294,568	5.28	295,048
Total securities available for sale	4,015	3.05	45,728	4.61	15,832	5.64	259,052	5.26	324,627	5.16	324,523

Held to maturity:
Mortgage-backed and collateralized mortgage obligations	---	---	815	5.84	---	---	10,456	4.86	11,271	4.93	11,236
Total securities held to maturity	---	---	815	5.84	---	---	10,456	4.86	11,271	4.93	11,236
Total investment securities	$4,015	3.05%	$46,543	4.63%	$15,832	5.64%	$269,508	5.24%	$335,898	5.15%	$335,759

NEXT PAGE

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. Of our 34 branches as of December 31, 2006, 16 were in-store locations with total deposits of $130.7 million, or 10.2% of our total deposit base. At December 31, 2006, we had no brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)

Opening balance	$1,257,727	$1,228,999	$1,168,305
Net of deposits and withdrawals	(4,832)	7,766	44,623
Interest credited	28,918	20,962	16,071

Ending balance	$1,281,813	$1,257,727	$1,228,999

Net increase	$24,086	$28,728	$60,694

Percent increase	1.92%	2.34%	5.20%

NEXT PAGE

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs by ViewPoint Bank at the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Non interest-bearing demand	$258,233	20.14%	$195,377	15.53%	$174,183	14.17%
Interest bearing demand	69,711	5.44	106,604	8.48	115,332	9.38
Savings	198,546	15.49	277,006	22.02	279,230	22.72
Money market	438,570	34.21	469,399	37.32	452,704	36.84
IRA	10,590	0.83	14,037	1.12	16,639	1.35
Total non-certificates	975,650	76.11	1,062,423	84.47	1,038,088	84.47

Certificates:

0.00 - 1.99%	487.04		2,474	0.20	40,681	3.31
2.00 - 3.99%	36,672	2.86	123,818	9.84	117,123	9.53
4.00 - 5.99%	269,004	20.99	68,830	5.47	31,562	2.57
6.00% and over	---	---	182	0.02	1,545	0.13

Total certificates	306,163	23.89	195,304	15.53	190,911	15.53

Total deposits	$1,281,813	100.00%	$1,257,727	100.00%	$1,228,999	100.00%

NEXT PAGE

The following table shows rate and maturity information for our certificates of deposit at December 31, 2006.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2007	$481	$11,277	$67,464	$79,222	25.88%
June 30, 2007	---	7,346	22,084	29,430	9.61
September 30, 2007	---	1,772	34,289	36,061	11.78
December 31, 2007	---	1,406	77,341	78,747	25.72
March 31, 2008	6	3,107	14,462	17,575	5.74
June 30, 2008	---	3,852	6,373	10,225	3.34
September 30, 2008	---	2,929	2,043	4,972	1.62
December 31, 2008	---	2,746	8,342	11,088	3.62
March 31, 2009	---	1,183	932	2,115	0.69
June 30, 2009	---	907	921	1,828	0.60
September 30, 2009	---	5	4,001	4,006	1.31
December 31, 2009	---	---	20,681	20,681	6.75
Thereafter	---	142	10,071	10,213	3.34

Total	$487	$36,672	$269,004	$306,163	100.00%

Percent of Total	0.16%	11.98%	87.86%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$46,024	$24,868	$38,150	$46,949	$155,991
Certificates of deposit of $100,000 or more	12,712	4,563	21,533	26,068	64,876
Public funds(1)	20,485	---	55,125	9,686	85,296
Total certificates of deposit	$79,221	$29,431	$114,808	$82,703	$306,163
___________________
(1) Deposits from governmental and other public entities.

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand or to meet our asset/liability management goals. Our borrowings consist of advances from the Federal Home Loan Bank of Dallas. See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of certain of our mortgage loans and mortgage-backed and other securities.

These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2006, we had $55.8 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $413.6 million.

NEXT PAGE

ViewPoint Bank is authorized to borrow from the Federal Reserve Bank of Dallas' "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from the Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings, which consists solely of Federal Home Loan Bank advances, for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Maximum Available Balance:
FHLB advances	$469,523	$227,790	$216,032

Average Balance Outstanding:
FHLB advances	$51,187	$52,149	$45,289

The following table sets forth certain information as to ViewPoint Bank's borrowings at the dates indicated.

	December 31,
	2006	2005	2004
	(Dollars in Thousands)

FHLB advances	$55,762	$47,680	$57,545

Weighted average interest rate of FHLB advances during the period	4.66%	4.56%	4.89%

Weighted average interest rate of FHLB advances at end of period	4.28%	4.58%	4.52%

How We Are Regulated

General. Set forth below is a brief description of certain laws and regulations that are applicable to ViewPoint MHC, ViewPoint Financial Group and ViewPoint Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing ViewPoint MHC, ViewPoint Financial Group and ViewPoint Bank may be amended from time to time by the FDIC, the Office of Thrift Supervision or the SEC, as appropriate. Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.

The Office of Thrift Supervision has extensive enforcement authority over all savings associations and their holding companies, including ViewPoint MHC, ViewPoint Bank and ViewPoint Financial Group. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required by law.

NEXT PAGE

ViewPoint Bank. ViewPoint Bank, as a federally chartered savings bank, is subject to regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. This regulation of ViewPoint Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. ViewPoint Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to ViewPoint Financial Group. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions." ViewPoint Bank also is subject to regulation and examination by the FDIC, which insures the deposits of ViewPoint Bank to the maximum extent permitted by law.

Office of Thrift Supervision. The investment and lending authority of ViewPoint Bank is prescribed by federal laws and regulations and it is prohibited from engaging in any activities not permitted by such laws and regulations. This includes a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities. The Office of Thrift Supervision granted ViewPoint Bank a waiver of the 35% limit for up to three years, with a possible one-year extension, because it exceeded the limit at the time it became a federally chartered savings bank. ViewPoint Bank is required to comply with the investment limit at the earliest possible date in that time period without material loss to ViewPoint Bank. At December 31, 2006, ViewPoint Bank had 26.4 % of its assets in consumer loans, commercial paper and corporate debt securities. We complied with the limit prior to the stated time period through our de-emphasis on indirect automobile lending and our increased emphasis on commercial real estate and commercial business lending.

As a federally chartered savings bank, ViewPoint Bank is required to meet a qualified thrift lender test. This test requires ViewPoint Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, ViewPoint Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, ViewPoint Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. As of December 31, 2006, ViewPoint Bank met the qualified thrift lender test with a qualified thrift investment percentage of 74.0%.

The Office of Thrift Supervision investment limits are consistent with management's strategy to diversify our loan portfolio and become less reliant on automobile loans. The expansion of our lending ability is one of the reasons that management sought, in 2005, to change our charter from a credit union to a savings bank. Credit unions are limited in the amount of real estate and business loans that they can retain in their portfolio. As a credit union, without an increased amount of risk-based capital, we were limited to 12.25% of assets in business loans and 25% of assets in real estate loans. The savings bank charter allows us to grow and offer products and services consistent with our customers' demands.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of ViewPoint Bank is regulated by the Office of Thrift Supervision. ViewPoint Bank is generally authorized to branch nationwide.

ViewPoint Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%. At December 31, 2006, ViewPoint Bank's lending limit under this restriction was $24.2 million. We have no loans in excess of our lending limit.

The Office of Thrift Supervision's oversight of ViewPoint Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.

We are subject to periodic examinations by the Office of Thrift Supervision. During these examinations, the examiners may require ViewPoint Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.

NEXT PAGE

As a federally chartered savings bank, ViewPoint Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the Office of Thrift Supervision.

The Office of Thrift Supervision has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution regulated by the Office of Thrift Supervision that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC. ViewPoint Bank's deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against ViewPoint Bank and may terminate our deposit insurance if it determines that ViewPoint Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Transactions with Affiliates. Transactions between ViewPoint Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of ViewPoint Bank's capital. In addition, ViewPoint Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. ViewPoint Financial Group and ViewPoint MHC are affiliates of ViewPoint Bank.

ViewPoint Financial Group and ViewPoint MHC. As savings and loan holding companies, ViewPoint Financial Group and ViewPoint MHC are subject to regulation, supervision and examination by the Office of Thrift Supervision. Under regulations of the Office of Thrift Supervision, ViewPoint MHC must own a majority of outstanding shares of ViewPoint Financial Group in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of ViewPoint Financial Group and ViewPoint MHC and require the approval of the Office of Thrift Supervision for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.

If ViewPoint Bank fails the qualified thrift lender test after the end of its three-year waiver, as discussed above, ViewPoint Financial Group and ViewPoint MHC must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for bank holding companies or their subsidiaries. In addition, within one year of such failure, ViewPoint Financial Group and ViewPoint MHC must register as, and will become subject to, the restrictions applicable to bank holding companies.

Under regulations of the Office of Thrift Supervision, ViewPoint MHC may convert to the stock form of ownership. In that stock conversion, the members of ViewPoint MHC would have a right to subscribe for shares of stock in a new company that would own ViewPoint MHC's shares in ViewPoint Financial Group.

In addition, each share of stock in ViewPoint Financial Group not owned by ViewPoint MHC would be converted into shares in that new company in an amount that preserves the holders' percentage ownership.

Capital Requirements for ViewPoint Bank. ViewPoint Bank is required to maintain specified levels of regulatory capital under regulations of the Office of Thrift Supervision. It became subject to these capital requirements on January 1, 2006, when it became a federally chartered savings bank. To be "adequately capitalized," an institution must have leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total risk-based capital ratio" means the ratio of total capital to risk-weighted assets.

NEXT PAGE

The term "Tier 1 capital" generally consists of common stockholders' equity and retained earnings, certain noncumulative perpetual preferred stock and related earnings, and excludes most intangible assets. Other than a limited amount of mortgage servicing rights, at December 31, 2006, ViewPoint Bank had no intangibles included in Tier 1 capital.

"Total capital" consists of the sum of an institution's Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

Risk-weighted assets are determined under the OTS capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The Office of Thrift Supervision is authorized to require ViewPoint Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

The Office of Thrift Supervision is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its. The Office of Thrift Supervision generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the Office of Thrift Supervision of any of these measures on ViewPoint Bank may have a substantial adverse effect on its operations and profitability.

The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the Office of Thrift Supervision of any of these measures on ViewPoint Bank may have a substantial adverse effect on its operations and profitability.

At December 31, 2006, ViewPoint Bank was considered a "well-capitalized" institution. Regulatory capital is discussed further in Note 16 of the Notes to Consolidated Financial Statements contained herein.

Capital Requirements for ViewPoint Financial Group and ViewPoint MHC. ViewPoint Financial Group and ViewPoint MHC are not subject to any specific capital requirements. The Office of Thrift Supervision, however, expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the bank when it does not meet its capital requirements. As a result of this expectation, the Office of Thrift Supervision regulates the ability of ViewPoint Bank to pay dividends to ViewPoint Financial Group.

Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions, including ViewPoint Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. ViewPoint Bank must file a notice or application with the Office of Thrift Supervision before making any capital distribution. ViewPoint Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If ViewPoint Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may always object to any distribution based on safety and soundness concerns.

ViewPoint Financial Group will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from ViewPoint Financial Group, however, may depend, in part, upon its receipt of dividends from ViewPoint

NEXT PAGE

Bank. In addition, ViewPoint Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its September 2006 mutual holding company reorganization and stock issuance. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the Office of Thrift Supervision. The interests of other stockholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. On February 20, 2007, ViewPoint Financial Group paid a quarterly cash dividend of $0.05 per share to shareholders of record as of the close of business on February 7, 2007. ViewPoint MHC waived this dividend.

Federal Securities Law. The stock of ViewPoint Financial Group is registered with the SEC under the Securities Exchange Act of 1934, as amended. ViewPoint Financial Group will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

ViewPoint Financial Group stock held by persons who are affiliates of ViewPoint Financial Group may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If ViewPoint Financial Group meets specified current public information requirements, each affiliate of ViewPoint Financial Group will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that will apply to ViewPoint Financial Group as a registered company under the Securities Exchange Act of 1934 and a NASDAQ-traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Taxation

Federal Taxation

General. ViewPoint Financial Group and ViewPoint Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to ViewPoint Financial Group or ViewPoint Bank. Prior to January 2006, ViewPoint Bank was a Texas-chartered credit union and was not generally subject to corporate income tax and therefore has not filed any corporate income tax returns for periods before 2006.

Method of Accounting. For federal income tax purposes, ViewPoint Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. ViewPoint Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2006, ViewPoint Bank had no net operating loss carryforwards for federal income tax purposes.

NEXT PAGE

Corporate Dividends-Received Deduction. If ViewPoint Financial Group elects to file a consolidated return with ViewPoint Bank, dividends it receives from ViewPoint Bank will not be included as income to ViewPoint Financial Group. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

State Taxation

The State of Texas does not have a corporate income tax, but it does have a corporate franchise tax which is assessed at the rate of 4.5% of "net taxable earned surplus" or 0.25% of "net taxable capital" (whichever is higher). "Net taxable earned surplus" is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government.

Subsidiary and Other Activities

As a federally chartered savings bank, the Company is permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets, or $31.5 million at December 31, 2006, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

ViewPoint Bank has two active subsidiaries, Community Financial Services, Inc. and Community Title, L.L.C. Community Financial Services is a wholly owned subsidiary of ViewPoint Bank that began operations in 1999, and currently services mortgage loans for other financial institutions. At December 31, 2006, Community Financial Services also administered certain of ViewPoint Bank's insurance programs. At January 1, 2007, the accidental death and dismemberment insurance service and related income was moved to ViewPoint Bank. During the year ended December 31, 2006, Community Financial Services had net income of $262,000. Our capital investment in Community Financial Services as of December 31, 2006 was $500,000.

Community Title also began operations in 1999 and is 75% owned by Community Financial Services and 25% owned by Chicago Title Insurance Company. Community Title provides commercial and residential title policies and closing services. All policies are underwritten by Chicago Title Insurance Company. Community Title had a net loss of $125,000 during the year ended December 31, 2006. Our capital investment in Community Title as of December 31, 2006 was $45,000. Community Title ceased its operations on January 1, 2007, and officially dissolved on January 25, 2007. Management elected to close Community Title due to an overall decrease in refinance business and the difficulty that Community Title encountered as a one-office provider in capturing realtor and other third-party business.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, ViewPoint Bank's share of deposits was approximately 8.3% in Collin County and less than 1.0% in all other market area counties.

Executive Officers of ViewPoint Financial Group and ViewPoint Bank

Garold (Gary) R. Base. Mr. Base has served as the President and Chief Executive Officer of ViewPoint Financial Group since its formation in September 2006 and ViewPoint Bank (including its predecessor entity, Community Credit Union) for the past 19 years and is a Director of both institutions as well. Additionally he currently or has served as a Director of the North Texas Toll Authority, Trustee of the Plano School District, Member of the Thrift Advisory Board of the Federal Reserve in DC, Advisory Board Member of FNMA, Chairman of the Plano Chamber of Commerce, Board Member of the N. Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association and in a number of other positions locally and nationally.

NEXT PAGE

Mark E. Hord. Mr. Hord, age 44, serves as Executive Vice President, General Counsel and Secretary of ViewPoint Bank and ViewPoint Financial Group. He served as Executive Vice President and General Counsel of Community Credit Union from March 1999 until its charter conversion on January 1, 2006, when it became ViewPoint Bank. Mr. Hord's responsibilities include, among others, legal and compliance, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments matters. He also serves as the Chairman and President of Community Financial Services, Inc., a wholly owned subsidiary of ViewPoint Bank that provides mortgage sub-servicing to other financial institutions and administers insurance product sales to our customers.

Pathie (Patti) E. McKee. Ms. McKee, age 42, serves as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Bank and ViewPoint Financial Group. She held the same positions with Community Credit Union from September 1997 until its charter conversion on January 1, 2006, when it became ViewPoint Bank. Ms. McKee oversees our finance, investment and marketing operations. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee has held various other positions with Community Credit Union, including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant.

James C. Parks. Mr. Parks, age 54, joined ViewPoint Bank on May 1, 2006 as the Chief Operations Officer and Chief Information Officer. Prior to joining ViewPoint Bank, Mr. Parks served as Executive Vice President of Bank Operations for TexasBank, an independent regional bank in Fort Worth, Texas. Mr. Parks' responsibilities at ViewPoint Bank include information systems, technologies and back room operations. Mr. Parks has 29 years of experience in information systems and bank operations. Mr. Parks previously served as President of Frost Financial Processors, a division of Frost National Bank -- San Antonio, managing data processing and servicing for 25 independent community banks.

Patrick J. Ramsier. Mr. Ramsier, age 49, serves as Managing Director/Commercial Lending of ViewPoint Bank. He served in the same capacity at Community Credit Union from October 2003 until its charter conversion on January 1, 2006. Mr. Ramsier's responsibilities include all commercial lending and business lending production functions including origination and underwriting. Responsibilities also include all commercial lending and business lending administrative functions including loan closings, loan reviews and loan servicing. Prior to October 2003, Mr. Ramsier was a senior executive responsible for acquisitions and finance at two small development companies. From 1985 through 1992, he was with GE Capital Commercial Real Estate Finance in Dallas, Texas and Chicago, Illinois.

Rick M. Robertson. Mr. Robertson, age 54, joined ViewPoint Bank in February 2006, and serves as Executive Vice President and Chief Banking Officer. Mr. Robertson's responsibilities include retail banking, business banking, mortgage banking and credit administration/loan operations. Mr. Robertson has 32 years of banking experience including 20 years of serving in leadership roles. Prior to joining ViewPoint Bank, Mr. Robertson worked for Key Bank where he served as the Michigan District President from February 2002 until February 2006.

Employees

At December 31, 2006, we had a total of 457 full-time employees and 74 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. The number of employees has been reduced from 2005 as a result of staffing adjustments to improve overall efficiency.

Internet Website

We maintain a website with the address www.viewpointbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

NEXT PAGE

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Electronic fraud may affect our earnings.

Attacks directed against our members to obtain sensitive information are becoming increasingly sophisticated. These illegal efforts include well -disguised "phishing" attacks and the use of fraudulently obtained debit card information. The Company has implemented strong defensive measures and established a quick response team to detect and terminate these attacks. Member and employee awareness and timely reporting continue to be our most effective defense to minimize the risk inherent in these illegal attacks.

Our loan portfolio possesses increased risk due to our number of consumer loans.

Our consumer loans accounted for approximately $407.0 million, or 41.9% of our total loan portfolio as of December 31, 2006, of which $371.0 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, the majority of our automobile loans are comprised of indirect automobile loans which are originated by a third party on our behalf through a network of automobile dealers. Because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities. See "Business - Lending Activities -- Consumer Lending" and "- Asset Quality" under Item 1 of this report.

Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate and commercial business loans.

At December 31, 2006, our loan portfolio included $193.5 million of commercial real estate loans and commercial business loans, or approximately 19.9% of our total loan portfolio. We have been increasing, and intend to continue to increase, our origination of these types of loans in 2007. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers' business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loan because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings. See "Business - Lending Activities -- Commercial Real Estate Lending" and "-- Commercial Business Lending" under Item 1 of this report.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.

NEXT PAGE

In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 0.67% of gross loans receivable, excluding loans held for sale, and 215.46% of non-performing loans at December 31, 2006. As of December 31, 2006, we believe that the current allowance level is our best estimate of probable incurred credit losses.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

Rising interest rates may hurt our profits.

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities. A flat yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Asset Liability Management" under Item 7A of this report.

We operate in a highly regulated environment and we may be adversely affected by negative examination results and changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Since converting from a credit union on January 1, 2006, ViewPoint Bank had a preliminary examination by the Office of Thrift Supervision in September 2006, with a full examination scheduled beginning late February 2007. Both ViewPoint MHC and ViewPoint Financial Group will be subject to regulation and supervision by the Office of Thrift Supervision. This regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. See "How We Are Regulated -- ViewPoint Bank -- Office of Thrift Supervision" under Item 1 of this report.

The loss of key employees could negatively affect us from a production standpoint.

Our high-quality staff plays an important role in determining our financial condition. In the event that key executives or members of our sales staff suddenly left our employment, our earnings could be negatively affected until sufficient replacements for these key employees are located.

We had material weaknesses in our internal control over financial reporting during the period when we were a credit union, which could affect our ability to provide accurate financial statements.

In connection with the audit of our 2003, 2004 and 2005 financial statements, our independent auditing firm issued a letter to our audit committee identifying four material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency in an internal control system that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These weaknesses related to (i) our classification of collateral-in-process loans as foreclosed assets and charging off the difference between the carrying value of the loan and the estimated value of the foreclosed asset, (ii) the need to update our historical charge-off experience to reflect current conditions in connection with our allowance for loan loss estimates, (iii) our timing for recording charge-offs against the allowance for loan losses, and (iv) our system for providing access to our FedLine controls.

NEXT PAGE

We have addressed these material weaknesses by having made the necessary adjustments to properly account for collateral-in-process loans, by having made adjustments to our allowance for loan loss calculations and the timing of our charge-offs in connection with the 2005 audit, and by instituting monitoring systems to ensure that all FedLine wire controls and access are appropriately limited. Our corrective actions for these material weaknesses did not result in any material change to our December 31, 2006 financial results.

We have upgraded our internal control over financial reporting in connection with our transition from a private to a public company. As a part of the FDICIA process, management has tested controls in these areas and they appear to be operating effectively. However, there can be no assurance that we will be able to maintain effective internal control over financial reporting in the future. Any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence and subject us to regulatory penalties.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. See "Business - Competition" under Item 1 of this report.

Our business is geographically concentrated in Texas and a downturn in conditions in the state could reduce our profits.

Most of our loans are to individuals and businesses located in Texas. Any decline in the economy of the state could have an adverse impact on our earnings. Decreases in local real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, we had 34 branches, including 16 in-store locations and three loan production offices. We own the space in which our administrative offices are located. At December 31, 2006, we owned 14 of our branch offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $37.2 million at December 31, 2006. We intend to open several new branches within our existing market area over the next few years. In 2007, we intend to open a full service branch inside our administrative office located at 1201 W. 15th Street.

Of our 16 in-store locations, 12 are located in Albertsons grocery stores. Albertsons recently sold its stores in Texas, resulting in three of our in-store locations being closed in 2006. One Albertsons store in which we had an in-store location closed on March 1, 2007. The impact of this sale, if any, on our remaining 11 Albertsons in-store locations is not yet known but in any event is not expected to have a material effect on our operations.

NEXT PAGE

The following table provides information about ViewPoint Bank's main and branch offices and indicates whether the properties are owned or leased.

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at 12/31/06

ADMINISTRATIVE OFFICES:
Pitman West (Main Office) 1309 W. 15th Street Plano, TX 75075	53,022	Owned	N/A	$2,295,000

Pitman East 1201 W 15th St. Plano, TX 75075	54,409	Owned	N/A	$4,559,000

Richardson Annex 700 E. Arapaho Richardson, TX 75081	3,800	Owned	N/A	$78,000

Call Center 2101 Custer Rd. Plano, TX 75075	31,762	Owned	N/A	$3,019,000

BRANCH OFFICES:
Addison 4560 Beltline Suite 100 Addison, TX 75001	6,730	Leased	05/01/08	N/A

Allen 321 East McDermott Allen, TX 75002	4,500	Owned	N/A	$425,000

Carrollton 1801 Keller Springs Carrollton, TX 75006	5,693	Owned	N/A	$1,228,000

Carrolton Kroger* 4308 Old Denton Road Carrollton, TX 75007	922	Leased	01/22/11	N/A

Coppell 687 Denton Tap Rd Coppell, TX 75019	5,674	Owned	N/A	$1,725,000

East Plano 2501 East Plano Pkwy Plano, TX 75074	5,900	Owned	N/A	$1,481,000

Flower Mound Albertsons* 2101 Justin Road Flower Mound, TX 75028	459	Leased	09/10/13	N/A

NEXT PAGE

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at 12/31/06
Forest Lane Albertsons* 3630 Forest Lane Dallas, TX 75229	471	Leased	06/24/13	N/A

Frisco 3833 Preston Frisco, TX 75034	4,800	Owned	N/A	$1,087,000

Garland 2218 N. Jupiter Garland, TX 75044	4,800	Owned	N/A	$834,000

Garland Tom Thumb* 2645 Arapaho Rd Garland, TX 75044	550	Leased	06/30/07	N/A

Grand Prairie Albertsons* 215 N. Carrier Pkwy Grand Prairie, TX 75050	452	Leased	08/08/12	N/A

Grapevine Albertsons** 2100 W. Northwest Hwy Ste. 223 Grapevine, TX 76051	553	Leased	03/19/12	N/A

Lake Highlands Albertsons* 10203 East Northwest Hwy Dallas, TX 75238	391	Leased	11/14/11	N/A

Los Rios Kroger* 4017 14th Street Plano, Tx 75074	473	Leased	04/21/09	N/A

McKinney 2500 W. Virginia Pkwy McKinney, TX 75070	4,500	Owned	N/A	$692,000

McKinney Albertsons* 6800 W. Virginia Pkwy McKinney, Tx 75070	425	Leased	08/29/12	N/A

McKinney Mini 231 N. Chesnut McKinney, TX 75069	1,800	Owned	N/A	$103,000

Midway Albertsons* 4349 W. Northwest Hwy Dallas, TX 75220	325	Leased	12/29/14	N/A

North Dallas Tom Thumb* 18212 Preston Road Dallas, TX 75252	550	Leased	04/30/07	N/A

NEXT PAGE

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at 12/31/06
NW Frisco Albertsons* 309 Main Street Frisco, TX 75034	470	Leased	07/14/13	N/A

Plano Albertsons* 1301 Custer Road Ste 200 Plano, TX 75075	311	Leased	06/19/11	N/A

Richardson 720 E. Arapaho Richardson, TX 75081	22,000	Owned	N/A	$1,025,000

Richardson Mini 1775 North Plano Rd Richardson, TX 75081	2,500	Owned	N/A	$177,000

Roanoke Albertsons* 1108 N. Hwy 377 Roanoke, TX 76262	442	Leased	09/18/13	N/A

Stonebriar Albertsons* 4268 Legacy Drive Frisco, TX 75034	470	Leased	05/19/13	N/A

Tollroad Express 5900 West Park Blvd. Plano, TX 75093	2,000	Owned	N/A	$534,000

West Allen 225 S. Custer Rd. Allen, TX 75013	4,800	Owned	N/A	$889,000

West Plano 5400 Independence Pkwy Plano, TX 75023	22,800	Owned	N/A	$2,100,000

West Richardson 1280 West Campbell Rd. Richardson, TX 75080	4,500	Owned	N/A	$591,000

Wylie Albertsons* 921 Westgate Way Wylie, TX 75098	425	Leased	08/29/12	N/A

NEXT PAGE

Location	Square Footage	Owned or Leased	Lease Expiration Date	Net Book Value at 12/31/06
(Dollars in Thousands)
LOAN PRODUCTION OFFICES:

Houston LPO 7500 San Felipe Suite 600 Houston, TX 77063	150	Leased	03/31/07	N/A

Dallas LPO 2231 W. Ledbetter Suite 280 Dallas, TX 75224	2,678	Leased	06/01/09	N/A

Grapevine LPO 304 South Park Blvd. Suite 100 Grapevine, TX 76051	2,180	Leased	06/09/09	N/A

_________________
* Represents in-store location.
** The Grapevine Albertsons in-store location closed in March 2007 as a result of the closing of the Albertsons store.

We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of ViewPoint Bank and ViewPoint Financial Group. We intend to expand our banking network, however, through the addition of new branches.

We currently utilize IBM and FiServ CBS, in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2006 was $5.1 million.

Item 3. Legal Proceedings

We are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of our businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

NEXT PAGE

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol "VPFG". There were 2,035 direct holders of record of our common stock as of December 31, 2006, which represents approximately 14% of our total publicly held shares.

The following table presents quarterly market price information and cash dividends paid per share for our common stock since it began trading on the NASDAQ Global Select Market on October 3, 2006:

	Market Price Range
	High	Low	Dividends Paid
2006
Quarter ended December 31, 2006[1]	$17.45	$14.90	$ -

1Stock offering ended on September 29, 2006, and the Company began trading on October 3, 2006.

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary bank, ViewPoint Bank, a federally chartered savings bank. There are regulatory restrictions on the ability of a federally chartered savings bank to pay dividends. See "How We Are Regulated -- Limitations on Dividends and Other Capital Distributions" under Item 1 of this report and Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Company does not have any authorized stock repurchase programs at this time.

NEXT PAGE

Stockholder Return Performance Graph Presentation

The line graph below compares the cumulative total stockholder return on ViewPoint Financial Group's common stock to the cumulative total return of a broad index of the Nasdaq Stock Market and a savings and loan industry index for the period October 3, 2006 (the date ViewPoint Financial Group common stock commenced trading on the NASDAQ Global Select Market), through December 31, 2006. The information presented below assumes $100 was invested on October 3, 2006 in ViewPoint Financial Group's common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG VIEWPOINT FINANCIAL GROUP,
NASDAQ MARKET INDEX AND S&L (HEMSCOTT GROUP) INDEX

	10/03/06	10/31/06	11/30/06	12/31/06
VIEWPOINT FINANCIAL GROUP	$100.00	$154.00	$170.00	$169.40
S&L INDEX	100.00	101.63	104.57	106.93
NASDAQ MARKET INDEX	100.00	105.07	108.00	107.20

NEXT PAGE

Item 6. Selected Financial Data

The summary information presented below under "Selected Financial Condition Data" and "Selected Operations Data" for, and as of the end of, each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report and "Financial Statements and Supplementary Data" under Item 8 of this report below.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Selected Financial Condition Data:

Total assets	$1,576,692	$1,428,062	$1,400,021	$1,312,906	$1,155,635
Loans held for sale	3,212	2,306	3,238	8,477	---
Loans receivable, net	965,452	1,073,167	1,086,448	1,024,252	872,533
Securities available for sale, at fair value:
U.S. government and federal agency securities	29,475	21,892	24,917	---	---
Mortgage-backed and collateralized mortgage obligations	295,048	79,968	1,305	2,135	3,595
Securities held to maturity, at amortized cost:
U.S. Government and Agency securities	11,271	18,007	23,040	47,110	17,144
Corporate bonds	---	3,009	5,094	5,183	5,268
Mortgage-backed and collateralized mortgage obligations	---	20,946	35,295	64,748	77,883
Federal Home Loan Bank stock	3,724	3,958	4,481	4,159	2,570
Deposits	1,281,813	1,257,727	1,228,999	1,168,305	1,032,628
Borrowings	55,762	47,680	57,545	39,889	23,424
Stockholders' equity	214,778	101,181	99,431	90,676	80,719

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Selected Operations Data:
Total interest income	$72,726	$64,421	$59,428	$61,466	$65,199
Total interest expense	31,386	23,342	18,285	19,558	23,037
Net interest income	41,340	41,079	41,143	41,908	42,162
Provision for loan losses	2,565	6,120	6,199	8,046	12,465
Net interest income after provision for loan losses	38,775	34,959	34,944	33,862	29,697
Service charges and fees	20,589	20,359	21,693	16,939	11,759
Net gain on sales of loans	199	351	631	2,122	1,101
Loan servicing fees	262	383	191	407	98
Brokerage fees	557	548	583	510	539
Gain on sale of membership interests	---	855	---	---	---
Title fee income	384	524	466	1,120	730
Other noninterest income	1,443	1,465	1,158	1,066	5,297
Total noninterest income	23,434	24,485	24,722	22,164	19,524
Total noninterest expense	56,080	56,720	50,650	46,083	41,699
Income before income tax benefit	6,129	2,724	9,016	9,943	7,522
Income tax benefit (1)	(3,557)	---	---	---	---
Net income (1)	$9,686	$2,724	$9,016	$9,943	$7,522

NEXT PAGE

	Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.65%	0.19%	0.67%	0.78%	0.67%
Return on assets tax effected	n/a	0.12%	0.42%	0.49%	0.42%
Return on equity (ratio of net income to average equity)	6.76%	2.72%	9.49%	11.60%	9.78%
Return on equity tax effected	n/a	1.71%	5.98%	7.31%	6.16%
Interest rate spread information:
Average during period	2.57%	2.83%	3.06%	3.36%	3.75%
End of period	2.37%	2.78%	2.95%	3.26%	3.68%
Net interest margin	3.00%	3.13%	3.29%	3.59%	4.07%
Non-interest income to operating revenue	24.37%	27.54%	29.38%	26.50%	23.04%
Operating expense to average total assets	3.75%	4.00%	3.76%	3.61%	3.70%
Average interest-earning assets to average interest-bearing liabilities	119.01%	117.04%	116.24%	114.11%	114.89%
Efficiency ratio	86.58%	86.51%	76.90%	71.92%	67.60%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.23%	0.36%	0.61%	0.68%	0.66%
Non-performing loans to gross loans	0.31%	0.43%	0.68%	0.73%	0.48%
Allowance for loan losses to non-performing loans	215.46%	167.51%	112.55%	115.52%	208.18%
Allowance for loan losses to gross loans	0.67%	0.71%	0.77%	0.84%	1.01%

Capital Ratios:
Equity to total assets at end of period	13.62%	7.09%	7.10%	6.91%	6.98%
Average equity to average assets	9.59%	7.07%	7.06%	6.72%	6.83%

Other Data:
Number of branches (including in-store locations)	34	33	33	31	29
Number of in-store branches	16	18	18	17	12
_____________
(1)	Until its conversion to a federally chartered savings bank on January 1, 2006, ViewPoint Bank was a credit union, generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, ViewPoint Bank recorded a deferred tax asset in the amount of $6.6 million, as well as a related tax benefit in the income statement of $6.1 million. The following table illustrates a reconciliation to pro forma net income for all periods presented, had ViewPoint Bank been subject to federal and state income taxes:

	2006	2005	2004	2003	2002
	(In Thousands)

Historical net income	$9,686	$ 2,724	$ 9,016	$ 9,943	$ 7,522
Less: pro forma tax expense	n/a	(1,008)	(3,336)	(3,679)	(2,783)
Less: tax benefit	6,108	n/a	n/a	n/a	n/a
Pro forma net income	$3,578	$1,716	$5,680	$6,264	$4,739

NEXT PAGE

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

On January 1, 2006, ViewPoint Bank converted its charter from a state-chartered credit union to a federally chartered savings bank. On that date our name was changed from Community Credit Union to ViewPoint Bank, and we became a taxable organization.

Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate, automobiles and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Also, due to our high concentration in demand deposits, deposit flows often fluctuate depending on the time of the month and payroll cycles. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company's earnings are primarily dependent upon our net interest income, which is the difference between interest income and interest expense, and fee income.

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

In connection with the audit of our 2004 and 2005 financial statements, our independent auditing firm issued a letter to our audit committee identifying four material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency in an internal control system that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These weaknesses related to (i) our classification of collateral-in-process loans as foreclosed assets and charging off the difference between the carrying value of the loan and the estimated value of the foreclosed asset, (ii) the need to update our historical charge-off experience to reflect current conditions in connection with our allowance for loan loss estimates, (iii) our timing for recording charge-offs against the allowance for loan losses, and (iv) our system for providing access to our FedLine controls. We have addressed these material weaknesses by having made the necessary adjustments to properly account for collateral-in-process loans, by having made adjustments to our allowance for loan loss calculations and the timing of our charge-offs in connection with the 2005 audit, and by instituting monitoring systems to ensure that all FedLine wire controls and access are appropriately limited. Our corrective actions for these material weaknesses did not result in any material change to our December 31, 2006 financial results.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for mortgage servicing rights and accounting for deferred income taxes. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Note 8 of this report.

NEXT PAGE

Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending such as automobile loans. Commercial real estate and business lending, however, has a higher credit risk profile than one-to four- family residential loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Mortgage Servicing Rights. We record mortgage servicing rights on loans sold with servicing retained. ViewPoint Bank stratifies its mortgage servicing rights that are capitalized based on one or more of the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each impaired stratum. ViewPoint Bank assesses the carrying value of its mortgage servicing rights periodically in order to determine if its rights are impaired. Any impairment would be required to be recorded during the period identified. At December 31, 2006, ViewPoint Bank held $365.3 million of loans serviced for others that are not reported as assets. ViewPoint Bank's mortgage servicing rights totaled $1.8 million as of December 31, 2006. If our mortgage servicing rights were determined to be impaired, our financial results could be impacted.

Deferred Income Taxes. After converting to a federally chartered savings bank, effective January 1, 2006, ViewPoint Bank became a taxable organization. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since our transition to a federally chartered savings bank, ViewPoint Bank has recorded income tax expense based upon management's interpretation of the applicable tax regulations. On January 1, 2006, a net deferred tax asset of $6.6 million was established as a result of temporary differences for certain items, including depreciation of premises and equipment, bad debt deductions, and mortgage servicing rights. Positions taken by ViewPoint Bank in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in a material adjustment to our financial statements.

Business Strategy

Our primary objective is to remain an independent, community oriented financial institution serving customers in our primary market area. Our board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:

NEXT PAGE

  Controlling operating expenses while continuing to provide quality personal service to our customers;
  Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans, and de-emphasizing indirect automobile lending;
  Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer's full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;
  Expanding our banking network by de novo branches, and by selectively acquiring branch offices and other financial institutions;
  Enhancing our focus on core retail and business deposits, including savings and checking accounts;
  Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and
  Maintaining a high level of asset quality.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

General. Total assets increased by $148.6 million, or 10.4%, to $1.58 billion at December 31, 2006 from $1.43 billion at December 31, 2005. The increase in our assets was primarily funded by our stock offering of $102.7 million and an increase in deposits of $24.1 million. The increase was also a result of growth in investment securities of $192.0 million and cash and cash equivalents of $77.3 million, which was partially offset by a decrease in net loans of $107.7 million, as further discussed below. Other assets increased by $10.0 million, or 209.0%, primarily due to the recognition of a deferred tax asset in 2006 resulting from our conversion to a taxable entity.

Loans. Our net loan portfolio decreased $107.7 million, or 10.0%, from $1.07 billion at December 31, 2005 to $965.5 million at December 31, 2006. This decline in the portfolio is attributable to our lending strategy to diversify the loan portfolio. We continue to emphasize the origination of residential mortgage loans and decrease originations of consumer loans, particularly indirect automobile loans. In addition, we are focused on commercial lending, primarily commercial real estate lending. Originations in real estate and commercial lending are anticipated to be less than that of our past production of automobile loans. Any excess funds will be invested in securities until these funds can be redeployed into loans. The consumer loan portfolio, including automobile loans, declined $200.4 million, or 33.0%, during 2006, while residential and commercial real estate loans increased a combined $95.9 million, or 20.9%. The decrease in loans was partially offset by the purchase of three loan pools, resulting in an increase of $18.5 million in one-to four-family residential loans.

We sold one- to four-family real estate loans in the aggregate amount of $26.2 million and $21.2 million during the years December 31, 2006 and 2005, respectively. Sales of whole real estate loans can be beneficial to us since these sales generally generate fee income at the time of sale, produce future servicing income on loans where servicing is retained, provide availability of funds for additional lending and other investments, and increase liquidity. Additionally, we sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset liability management policy. We had a mortgage servicing rights asset in the amount of approximately $1.8 million at December 31, 2006 and $2.1 million at December 31, 2005 related to the portfolio of loans sold we are currently servicing for others.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to these homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical peer group averages for commercial loans, due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding.

NEXT PAGE

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

Credit quality improved during the year ended December 31, 2006. Bankruptcies declined by $4.4 million from $6.0 million at December 31, 2005 to $1.6 million at December 31, 2006. We are continuing to decrease our portfolio of consumer loans, especially indirect automobile loans, which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses account.

Our allowance for loan losses at December 31, 2006 was $6.5 million, or 0.67% of loans, compared to $7.7 million, or 0.71% of loans, at December 31, 2005. Net charge-offs declined by $3.1 million, or 45.2%, with the largest decline in net charge-offs in the indirect automobile category. Our indirect portfolio declined by 39.8%, from $364.0 million at December 31, 2005, to $219.1 million at December 31, 2006. Nonperforming loans declined from $4.6 million at December 31, 2005 to $3.0 million at December 31, 2006. Our overall nonperforming loans to total loans ratio decreased from 0.43% at December 31, 2005 to 0.31% at December 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents increased by $77.3 million, or 61.6%, from $125.5 million at December 31, 2005, to $202.8 million at December 31, 2006. This increase primarily resulted from $46.9 million received through our stock offering, which, at December 31, 2006, was being held in an overnight cash account.

Securities. The securities portfolio increased $192.0 million, or 133.5% to $335.8 million at December 31, 2006 from $143.8 million at December 31, 2005. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches our growth in available funding. During the year ended December 31, 2006, we purchased $567.6 million of securities with a weighted average yield of 5.40%, which assisted in increasing the yield on earning assets from 4.91% to 5.28% for the year ended December 31, 2006 versus the same period in the prior year. As our indirect auto portfolio pays down, we have reinvested the funds in higher yielding investments, producing a better net rate of return. Purchases were a mix of collateralized mortgage obligations (34%), mortgage-backed securities (5%), hybrid mortgage-backed securities (7%), bonds (1%), and discount notes issued by government sponsored agencies (53%).

Deposits. Total deposits increased by $24.1 million, or 1.9%, from $1.26 billion at December 31, 2005 to $1.28 billion at December 31, 2006. Time deposits and demand deposits increased by $110.9 million and $26.0 million, respectively, while savings and money market accounts decreased $112.7 million from December 31, 2005. As we transitioned from a credit union to a bank, our regular savings account balances declined since our members were no longer required to open a savings account to establish a banking relationship. The increase in deposits was attributable to new product development in 2006. The new More Money Moolah consumer and business money market accounts contributed $72.2 million for the year ended December 31, 2006, while the Weekly WOW special certificates added $66.6 million to time deposits as of December 31, 2006. Demand deposits also include $47.2 million of proceeds from the stock offering, consisting of the portion of the proceeds belonging to ViewPoint Financial Group.

Borrowings. Federal Home Loan Bank advances increased $8.1 million, or 17.0%, to $55.8 million at December 31, 2006 from $47.7 million at December 31, 2005. As of December 31, 2006, the current balance of advances at the Federal Home Loan Bank had a weighted average rate of 4.66%. We continue to borrow at pace to match current real estate loan production in the portfolio as an interest rate tool. We were eligible to borrow an additional $413.6 million as of December 31, 2006.

NEXT PAGE

Equity. Total equity increased by $113.6 million, or 112.3%, to $214.8 million at December 31, 2006 from $101.2 million at December 31, 2005. The increase in equity was primarily due to the completion of our minority stock offering, which closed on September 29, 2006. As a result of the stock offering, we booked $258,000 in common stock and $111.8 million in paid-in capital, netted against $9.1 million in unearned compensation for the employee stock ownership plan. An increase in accumulated other comprehensive income of $1.2 million associated with the unrealized gain on available for sale securities, net of tax, also contributed to the increase in equity. Net income for the year ended December 31, 2006 includes recognition of a tax benefit of $6.1 million due to our change in tax status, which also increased equity.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2006. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

	Year Ended December 31,
	2006			2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Loans receivable(1)	$1,009,131	$ 56,154	5.56%	$1,090,906	$57,520	5.27%	$1,053,740	$56,027	5.32%
Mortgage-backed securities	58,074	2,851	4.91	2,512	78	3.11	---	---	---
Collateralized mortgage obligations	147,025	7,060	4.80	70,284	2,652	3.77	48,424	1,006	2.08
Investment securities	38,967	1,420	3.64	48,996	1,454	2.97	40,849	1,057	2.59
FHLB stock	3,750	184	4.91	4,435	160	3.61	4,337	80	1.84
Interest-earning deposit accounts	120,587	5,056	4.19	91,598	2,393	2.61	97,580	1,200	1.23
Other earnings assets	16	1	6.25	2,324	164	7.06	3,990	58	1.45
Total interest-earning assets	1,377,550	72,726	5.28	1,311,055	64,421	4.91	1,248,920	59,428	4.76

Noninterest-earning assets	118,179			107,068			98,148

Total assets	$1,495,729			$1,418,123			$1,347,068

Interest-bearing liabilities
Interest-bearing demand	$84,000	226	0.27	$109,424	239	0.22	$113,820	219	0.19
Savings and money market	719,921	18,432	2.56	775,906	14,792	1.91	745,513	11,396	1.53
Time	249,536	10,260	4.11	182,724	5,931	3.25	169,815	4,456	2.62
Borrowings	51,187	2,385	4.66	52,149	2,380	4.56	45,289	2,214	4.89
Other interest-bearing liabilities	52,851	83	0.16	-	-	-	-	-	-
Total interest-bearing liabilities	1,157,495	31,386	2.71	1,120,203	23,342	2.08	1,074,437	18,285	1.70

Noninterest-bearing liabilities	194,860			197,614			177,577

Total liabilities	1,352,355			1,317,817			1,252,014

Total Capital	143,374			100,306			95,054

Total liabilities and capital	$1,495,729			$1,418,123			$1,347,068

Net interest income		$41,340			$41,079			$41,143
Net interest rate spread			2.57%			2.83%			3.06%
Net earnings assets	$220,055			$190,852			$174,483
Net interest margin			3.00%			3.13%			3.29%
Average interest-earning assets to average interest-bearing liabilities	119.01%			117.04%			116.24%
_____________________________
1Calculated net of deferred fees, loan discounts, loans in process and loss reserves.

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

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In Thousands)
Interest-earning assets
Loans receivable	$(4,448)	$3,082	$(1,366)	$1,963	$(470)	$1,493
Mortgage-backed securities	2,703	70	2,773	78	---	78
Collateralized mortgage obligations	3,527	881	4,408	586	1,060	1,646
Investment securities	(330)	296	(34)	229	168	397
FHLB stock	(27)	51	24	2	78	80
Interest earning deposit accounts	915	1,748	2,663	(78)	1,271	1,193
Other earning assets	(146)	(17)	(163)	(33)	139	106
Total interest-earning assets	$2,194	$6,111	8,305	$2,747	$2,247	4,993

Interest-bearing liabilities
Savings and money market	$(1,132)	$4,772	3,640	$481	$2,915	3,396
Interest-bearing demand	(61)	48	(13)	(9)	30	21
Time	2,503	1,826	4,329	358	1,117	1,475
Borrowings	(45)	50	5	320	(155)	165
Other interest-bearing liabilities	83	-	83	-	-	-
Total interest-bearing liabilities	$1,348	$6,696	8,044	$1,150	$3,907	5,057

Net interest income			$261			$(64)

Comparison of Results of Operation for the Years Ended December 31, 2006 and 2005

General. Net income for the year ended December 31, 2006 was $9.7 million as compared to $2.7 million for the year ended December 31, 2005. An income tax benefit of $6.1 million due to our change in tax status on January 1, 2006, contributed to this increase in net income. Income before the tax benefit for the year ended December 31, 2006 was $6.1 million, an increase of $3.4 million, or 125.0%, from $2.7 million for the year ended December 31, 2005. The increase in income before income tax benefit primarily resulted from a $3.6 million, or 58.1% reduction in the provision for loan losses, due to a decline in net charge-offs of $3.1 million. Interest income increased by $8.3 million, or 12.9%, and noninterest expense declined by $640,000, or 1.1%. These amounts were partially offset by an increase in interest expense of $8.0 million, or 34.5%, and a decrease of $1.1 million, or 4.3%, in noninterest income.

Interest Income. Interest income increased by $8.3 million, or 12.9%, to $72.7 million for the year ended December 31, 2006 from $64.4 million for the year ended December 31, 2005. The increase in interest income was primarily related to increases in the average balance of collateralized mortgage obligations and mortgage-backed securities of $76.7 million and $55.6 million, respectively, and an increase in the yield on earning assets from 4.91% to 5.28%. The weighted average yield on collateralized mortgage obligations and other investment securities increased from 3.77% and 2.97% for the year ended December 31, 2005 to 4.80% and 3.64% for the year ended December 31, 2006, respectively.

NEXT PAGE

The growth in our securities portfolio has been driven by funds available from pay-downs on auto loans. Due to the recent growth activity in our securities portfolio, the rates are more reflective of the current increasing interest rate environment.

The weighted average yield on loans increased from 5.27% for the year ended December 31, 2005 to 5.56% for the year ended December 31, 2006. As loans with lower rates have matured, the proceeds have been reinvested in loans with higher, current, yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $8.0 million, or 34.5%, to $31.4 million for the year ended December 31, 2006 from $23.3 million for the year ended December 31, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher market interest rates. Our weighted average rate paid on interest-bearing liabilities was 2.71% for the year ended December 31, 2006 compared to 2.08% for 2005. Interest expense on money market and time accounts increased $3.8 million, or 28.6%, and $4.3 million, or 73.0%, respectively.

Net Interest Income. Net interest income increased $261,000, or 0.64%, to $41.3 million for the year ended December 31, 2006 from $41.1 million for the year ended December 31, 2005. Our net interest rate spread was 2.57% for the year ended December 31, 2006, compared to 2.83% for the year ended December 31, 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial real estate loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

Based on management's evaluation of these factors, provisions of $2.6 million and $6.1 million were made during the years ended December 31, 2006 and December 31, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, as a result of the strategic diversification of our loan portfolio. In addition, improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At December 31, 2006, the ratio of net charge-offs to average loans decreased 25 basis points to 0.37% from 0.62% at December 31, 2005.

Noninterest Income. Noninterest income declined $1.1 million, or 4.3%, to $23.4 million for the year ended December 31, 2006 from $24.5 million for the year ended December 31, 2005, a decrease of 4.3%. The decrease in noninterest income was primarily due to income of $855,000 associated with the one time payment received from the gain on sale of membership interests in Pulse during the first and second quarter of 2005, with no such similar transaction during 2006. A decrease in the gain on sale of loans also contributed to the lower noninterest income.

Noninterest Expense. Noninterest expense decreased $640,000, or 1.1%, to $56.1 million for the year ended December 31, 2006 compared to $56.7 million for the year ended December 31, 2005. The decrease in noninterest expense is primarily due to $1.1 million in charter conversion expenses recognized in 2005, compared to $101,000 of charter conversion expenses incurred during 2006. Also, deposit processing charges declined by $292,000 due to a decline in item processing and Federal Reserve maintenance fees. Outside professional services expense increased by $1.3 million due to increases in audit, supervision, and professional consulting fees, which partially offset the decline.

NEXT PAGE

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. For the year ended December 31, 2006, we recorded a net tax benefit of $3.6 million. This amount was comprised of a $6.1 million tax benefit due to the change in tax status, partially offset by income tax expense associated with pre-tax earnings and the impact of the new Texas margin tax. If we had been subject to income taxes for the year ended December 31, 2005, our income tax expense would have been $1.0 million.

Comparison of Results of Operation for the Years Ended December 31, 2005 and 2004

General. Net income for the year ended December 31, 2005 was $2.7 million, a decrease of $6.3 million, or 69.8%, from $9.0 million for the year ended December 31, 2004. The decrease in net income resulted primarily from a $6.1 million, or 12.0%, increase in non-interest expense.

Interest Income. Interest income increased by $5.0 million, or 8.4%, to $64.4 million for 2005 from $59.4 million for the year ended December 31, 2004. The primary reason for the increase in interest income was related to an increase in the average loan portfolio of $37.2 million and an increase in rates in the securities portfolio.

The weighted average yield on loans decreased from 5.32% for the year ended December 31, 2004 to 5.27% for the year ended December 31, 2005. The decrease was due to loans with higher rates maturing and the proceeds being reinvested at lower rates in 2005. The weighted average yield on collateralized mortgage obligations and other investment securities increased from 2.08% and 2.59% for 2004 to 3.77% and 2.97% for 2005, respectively. The increase was due to the securities portfolio being short in duration and increasing with the rising interest rate environment in 2005. Total average interest-earning assets increased $62.1 million from December 31, 2004 to December 31, 2005, and the weighted average yield on interest earning assets increased 15 basis points from 4.76% to 4.91% during the same period. We anticipate this trend to continue as we increase our emphasis on residential and commercial real estate and commercial business lending.

Interest Expense. Interest expense increased $5.1 million, or 27.7%, to $23.3 million for fiscal 2005 from $18.3 million for 2004. The increase in interest expense was primarily due to the rising interest rate environment during 2005 and the repricing of deposit accounts to those higher interest rates. Our weighted average cost of interest-bearing liabilities was 2.08% for 2005 compared to 1.70% for 2004.

Interest expense on Federal Home Loan Bank advances increased $166,000, or 7.5%, to $2.4 million for the year ended December 31, 2005 from $2.2 million for the year ended December 31, 2004. The increase resulted from an increase in average Federal Home Loan Bank advances of $6.9 million to $52.1 million for the year ended December 31, 2005 from $45.3 million for the year ended December 31, 2004. This increase was partially offset by a 33 basis point decrease in the cost of Federal Home Loan Bank advances, from 4.89% for 2004 to 4.56% for 2005.

Net Interest Income. Net interest income decreased $64,000, or 0.16%, to $41.1 million during the year ended December 31, 2005 from $41.1 million for the year ended December 31, 2004. The decrease in net interest income was primarily the result of the overall growth in our balance sheet and an increase in the cost of funds resulting from the continued rising interest rate environment. Our net interest margin was 3.13% for the year ended December 31, 2005 compared to 3.29% for the year ended December 31, 2004.

Provision for Loan Losses. Based on management's evaluation of the factors discussed above, provisions of $6.1 million and $6.2 million were made during the year ended December 31, 2005 and the year ended December 31, 2004, respectively. The decline in provision for loan losses was primarily attributable to a continued decline in the amount of indirect automobile loans associated with the diversification of our loan portfolio and improved underwriting standards, and the resulting decrease in non-performing indirect automobile loans. At December 31, 2005, the ratio of net charge-offs to average loans increased one basis point to 0.62% from 0.61% at December 31, 2004. The ratio of non-performing loans to gross loans decreased from 0.68% from December 31, 2004 to 0.43% at December 31, 2005.

NEXT PAGE

Noninterest Income. Noninterest income declined $237,000 to $24.5 million for the year ended December 31, 2005 from $24.7 million for the year ended December 31, 2004, a decreases of 1.0%. The overall decrease in noninterest income was primarily due to a decrease of $1.3 million in checking fee income associated with a decline in insufficient fund fees assessed on checking accounts due to reduced check writing as more customers use their debit cards for purchases, consistent with the nationwide trend. This decrease was partially offset by a gain on sale of membership interest. This consisted of $755,000 from Pulse EFT Association, resulting from its sale to Discover, and $100,000 from the sale of our membership interest in a limited liability company.

Noninterest Expense. Noninterest expense increased $6.1 million, or 12.0%, to $56.7 million for the year ended December 31, 2005 compared to $50.7 million for the year ended December 31, 2004. The increase in noninterest expense was primarily due to an increase of $2.8 million in compensation and benefits, as well as expenses connected with our charter conversion from a credit union to a mutual savings bank and our core data processing system conversion of $1.1 million and $600,000, respectively. The increase in compensation and benefits was primarily related to our overall growth and expansion, including an increase in personnel in our accounting, compliance and lending areas, as well as merit increases.

Income Tax Expense. For the years ended December 31, 2005 and 2004, there was no material income tax expense, due to our not-for profit status as a credit union during these periods. Effective January 1, 2006, we became subject to income taxes. If we had been subject to income taxes for 2005 and 2004, our income tax expense would have been $1.0 million and $3.3 million, respectively. As a result, our net income for 2005 and 2004 would have been $1.7 million and $5.7 million, respectively.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2006, ViewPoint Bank had an additional borrowing capacity of $413.6 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 96.6% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include portions of commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. ViewPoint Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2006, the total approved loan commitments and unused lines of credit outstanding amounted to $15.0 million and $70.9 million, respectively, as compared to $13.0 million and $69.4 million, respectively, as of December 31, 2005. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $223.5 million.

It is management's policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.

During 2006, cash and cash equivalents increased $77.3 million, or 61.6%, from $125.5 million as of December 31, 2005 to $202.8 million as of December 31, 2006. Cash from operating activities of $11.5 million and cash from financing activities of $134.6 million more than offset cash used for investing activities of $68.8 million for the year ended December 31, 2006.

NEXT PAGE

Primary sources of cash for 2006 included an increase in capital of $111.8 million from our stock offering, an increase in deposits of $24.1 million, and maturities and prepayments of available-for-sale securities of $343.5 million. Primary uses of cash included purchases of securities available for sale of $567.6 million, a decrease in loans originated for sale of $27.1million, the purchase of loans of $27.4 million and repayments of Federal Home Loan Bank advances of $8.9 million.

During 2005, cash and cash equivalents decreased $4.1 million, or 3.2%, from $129.6 million as of December 31, 2004 to $125.5 million as of December 31, 2005. Cash from operating activities of $22.9 million and cash from financing activities of $22.8 million were more than offset by cash used for investing activities of $49.7 million for the year ended December 31, 2005. Primary sources of cash for 2005 included net income from operations of $2.7 million, proceeds from sales of loans of $22.2 million, net participations sold of $45.0 million, proceeds from payments and maturities of available for sale securities totaling $18.8 million, and increases in deposits of $32.6 million. Primary uses of cash included net originations of portfolio loans and originations of loans held for sale totaling $53.3 million, purchases of loans from other financial institutions totaling $8.8 million, purchases of securities available for sale of $95.9 million, and repayment of Federal Home Loan Bank advances of $9.9 million.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.

	December 31, 2006
	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years	Total
	(In Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$10,035	$25,117	$7,695	$12,915	$55,762
Operating leases (premises)	765	1,419	595	127	2,906
New markets equity fund	2,240	---	---	---	2,240
Total borrowings and operating leases	$13,040	$26,536	$8,290	$13,042	60,908

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	---	---	---	---	15,015
Unused lines of credit	---	---	---	---	70,949
Total loan commitments	---	---	---	---	85,964
Total contractual obligations and loan commitments					$146,872

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at December 31, 2006, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a "well-capitalized" status under the capital categories of the Office of Thrift Supervision. Based on capital levels at December 31, 2006, ViewPoint Bank was considered to be well-capitalized. See "How We Are Regulated -- Regulatory Capital Requirements."

NEXT PAGE

At December 31, 2006, ViewPoint Bank's equity totaled $158.7 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. The total risk-based capital ratio for December 31, 2006 and December 31, 2005 was 16.34% and 10.29%, respectively. The tier one capital ratio for December 31, 2006 and December 31, 2005 was 15.71% and 9.57%, respectively.

Prior to its conversion to a federally chartered savings bank, ViewPoint Bank was subject to and in compliance with capital requirements imposed by the NCUA and the Texas Credit Union Department. As of December 31, 2005 and 2004, the NCUA and the Texas Credit Union Department categorized us as "well capitalized" under the regulatory framework for prompt corrective action.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by ViewPoint Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard ("FAS") No. 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. Presently, we do not have stock-based compensation programs. We do intend, however, to adopt a stock-based incentive plan in the future.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. We are currently recognizing the unfunded liability in our balance sheet, however this amount is not stated separately as it is deemed immaterial.

In September 2006, the U.S. Securities and Exchange Commission ("SEC") amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company's financial statements for the year ending December 31, 2006.

NEXT PAGE

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We anticipate continuing to carry the mortgage servicing asset at amortized cost, reviewing it quarterly for impairment.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of the impact of the adoption of this standard

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of this interpretation and deemed it immaterial to our financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We have not completed our evaluation of the impact of adoption of EITF 06-4.

NEXT PAGE

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

ViewPoint Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 6.00%, 7.00%, and 8.00%, respectively. As illustrated in the table below, we are in compliance with this aspect of our asset/liability management policy.

The tables presented below, as of December 31, 2006 and December 31, 2005, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, we would benefit from a decrease in market rates of interest. Our NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact our NPV as a result of deposit accounts and Federal Home Loan Bank borrowings repricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios. As rates rise, the market value of fixed rate assets declines due to both the rate increases and slowing prepayments.

NEXT PAGE

In response to the rising rate environment, we are in the process of changing our mix of loans and investments to include higher yielding assets. We are also extending the term to maturity of our liabilities with increased certificates of deposit and Federal Home Loan Bank borrowings. Despite this, we are more sensitive to rate changes at December 31, 2006 than at December 31, 2005.

December 31, 2006
Change in Interest Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	109,283	(42,252)	(27.88)	7.59
200	122,966	(28,569)	(18.85)	8.39
100	137,722	(13,813)	(9.12)	9.23
0	151,535	---	---	9.97
(100)	165,111	13,576	8.96	10.69
(200)	176,053	24,518	16.18	11.25
(300)	187,052	35,517	23.44	11.80

December 31, 2005
Change in Interest Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	93,848	(14,671)	(13.52)	6.87
200	98,530	(9,989)	(9.21)	7.10
100	103,376	(5,143)	(4.74)	7.33
0	108,519	---	---	7.58
(100)	117,336	8,817	8.12	8.08
(200)	124,667	16,148	14.88	8.49
(300)	134,633	26,114	24.06	9.07

ViewPoint Bank's NPV was $151.5 million or 9.97% of the market value of portfolio assets as of December 31, 2006, an increase from the $108.5 million or 7.58% of the market value of portfolio assets as of December 31, 2005. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $28.6 million decrease in our NPV at December 31, 2006, an increase from $10.0 million at December 31, 2005, and would result in a 158 basis point decrease in our NPV ratio to 8.39% at December 31, 2006, as compared to a 48 basis point decrease to 7.10% at December 31, 2005. An immediate 200 basis point decrease in market interest rates would result in a $24.5 million increase in our NPV at December 31, 2006, an increase from $16.1 million at December 31, 2005, and would result in a 128 basis point increase in our NPV ratio to 11.25% at December 31, 2006, as compared to a 91 basis point increase in our NPV ratio to 8.49% at December 31, 2005.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that ViewPoint Bank's level of interest rate risk is acceptable under this approach.

In evaluating ViewPoint Bank's exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.

NEXT PAGE

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

NEXT PAGE

Item 8. Financial Statements and Supplementary Data

VIEWPOINT fINANCIAL GROUP AND SUBSIDIARY

FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

INDEX

NEXT PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ViewPoint Financial Group and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group and Subsidiary ("the Company," formerly known as ViewPoint Bank and Subsidiary) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders'equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewPoint Financial Group and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Oak Brook, Illinois
March 12, 2007

NEXT PAGE

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands, except per share data)

	2006	2005
ASSETS
Cash and due from financial institutions	$87,397	$42,590
Short-term interest-bearing deposits in other financial institutions	115,391	82,923
Total cash and cash equivalents	202,788	125,513
Certificates of deposit with other financial institutions	-	11,000
Securities available for sale	324,523	101,860
Securities held to maturity (fair value 2006 - $ 11,236, 2005- $ 41,496)	11,271	41,962
Loans held for sale	3,212	2,306
Loans, net of allowance of $6,507-2006 and $7,697-2005	965,452	1,073,167
Federal Home Loan Bank stock, at cost	3,724	3,958
Mortgage servicing rights	1,760	2,068
Foreclosed assets, net	655	519
Premises and equipment, net	42,262	44,687
National Credit Union Share Insurance Fund ("NCUSIF") deposit	-	10,424
Membership capital account at corporate credit union	1,000	1,000
Accrued interest receivable	5,867	5,010
Other assets	14,178	4,588
	$1,576,692	$1,428,062
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$258,233	$195,377
Interest-bearing demand	69,711	106,604
Savings and money market	647,706	760,442
Time	306,163	195,304
Total deposits	1,281,813	1,257,727
Federal Home Loan Bank advances	55,762	47,680
Other liabilities	24,339	21,474
Total liabilities	1,361,914	1,326,881
Commitments and contingent liabilities	----	----
Shareholders' equity
Common stock, $.01 par value; 75,000,000 shares authorized; 25,788,750 shares issued-2006; 0 shares issued-2005	258	-
Additional paid-in capital	111,844	-
Regular reserve	-	35,786
Retained earnings	111,849	66,627
Accumulated other comprehensive loss	(69)	(1,232)
Unearned Employee Stock Ownership Plan (ESOP) shares; 928,395 shares	(9,104)	-
Total shareholders' equity	214,778	101,181
	$1,576,692	$1,428,062

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$56,154	$57,573	$56,077
Taxable securities	11,331	4,184	2,063
Interest-bearing deposits in other financial institutions	5,056	2,393	1,200
Other	185	271	88
	72,726	64,421	59,428
Interest expense
Deposits	28,918	20,962	16,071
Federal Home Loan Bank advances	2,385	2,380	2,214
Other	83	-	-
	31,386	23,342	18,285
Net interest income	41,340	41,079	41,143
Provision for loan losses	2,565	6,120	6,199
Net interest income after provision for loan losses	38,775	34,959	34,944
Noninterest income
Service charges and fees	20,589	20,359	21,693
Brokerage fees	557	548	583
Gain on sale of membership interest	-	855	-
Net gains on sales of loans	199	351	631
Loan servicing fees	262	383	191
Title fee income	384	524	466
Other	1,443	1,465	1,158
	23,434	24,485	24,722
Noninterest expense
Salaries and employee benefits	31,641	31,654	28,870
Advertising	2,636	2,517	2,844
Occupancy and equipment	5,426	5,402	5,194
Outside professional services	1,605	322	255
Data processing	4,223	4,453	3,845
Office operations	6,359	6,540	6,251
Charter conversion costs	101	1,137	149
Deposit processing charges	915	1,207	904
Other	3,174	3,488	2,338
	56,080	56,720	50,650
Income before income tax benefit	6,129	2,724	9,016
Income tax benefit	(3,557)	-	-
Net income	$9,686	$2,724	$9,016
Unaudited pro forma income information (See Note 13):
Less pro forma income tax expense	-	1,008	3,336
Less tax benefit- change in status	6,108	-	-
Pro forma net income	$3,578	$1,716	$5,680

See accompanying notes to consolidated financial statements.

NEXT PAGE

Earnings per share:1
Basic	$0.08	$ n/a2	$ n/a
Diluted	$0.08	$ n/a	$ n/a
____________________________
1Stock offering ended on September 29, 2006. Earnings per share is for the period September 29, 2006 to December 31, 2006
2n/a- not applicable.

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	Regular Reserve	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	$35,786	$54,887	$ 3	$90,676
Comprehensive income:
Net income	-	9,016	-	9,016
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	-	-	(261)	(261)
Total comprehensive income				8,755

Balance at December 31, 2004	35,786	63,903	(258)	99,431
Comprehensive income:
Net income	-	2,724	-	2,724
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	-	-	(974)	(974)
Total comprehensive income				1,750
Balance at December 31, 2005	35,786	66,627	(1,232)	101,181

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Regular Reserve	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at December 31, 2005	-	-	35,786	66,627	(1,232)	-	101,181
Transfer due to conversion	-	-	(35,786)	35,786	-	-	-
Comprehensive income:
Net income	-	-	-	9,686	-	-	9,686
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	-	-	-	-	1,163	-	1,163
Total comprehensive income							10,849

Common stock issued in initial public offering, net of issuance costs, 25,788,750 shares	258	111,732	-	-	-	(9,284)	102,706
Capitalization of Mutual Holding Company	-	-	-	(250)	-	-	(250)
ESOP shares earned, 17,966 shares	-	112	-	-	-	180	292
Balance at December 31, 2006	$258	$111,844	$ -	111,849	$(69)	$(9,104)	$214,778

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities
Net income	$9,686	$2,724	$9,016
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,565	6,120	6,199
Depreciation and amortization	4,683	5,043	4,800
Net premium amortization of securities	(265)	662	611
ESOP compensation expense	292	-	-
Amortization of mortgage servicing rights	404	467	533
Net gain on sale of loans held for sale	(199)	(351)	(631)
Loans originated for sale	(27,127)	(20,902)	(38,813)
Proceeds from sale of loans held for sale	26,420	22,185	44,683
FHLB stock dividends	(185)	(159)	(322)
(Gain)/loss on disposition of property and equipment	265	(3)	54
Net (gain)/loss on sales of other real estate owned	67	(6)	(64)
Net change in deferred loan costs	4,485	3,262	512
Net change in accrued interest receivable	(857)	(977)	317
Net change in other assets	(6,176)	1,273	(111)
Net change in other liabilities	625	3,541	10

Net cash from operating activities	14,683	22,879	26,794
Cash flows from investing activities
Net (increase) decrease in certificates of deposit with other financial institutions	11,000	5,000	(5,000)
Purchase of new markets equity fund	(960)	-	-
Available-for-sale securities:
Maturities, prepayments and calls	346,476	18,805	829
Purchases	(567,597)	(95,851)	(25,189)
Held-to-maturity securities:
Maturities, prepayments and calls	30,540	21,239	53,013
Loans purchased	(27,406)	(8,825)	(7,075)
Participation loans sold	7,408	44,999	1,769
Net change in loans	119,789	(32,375)	(67,240)
Net change in the NCUSIF deposit	10,424	(641)	344
Redemption of FHLB stock	419	682	-
Purchases of premises and equipment	(2,633)	(2,905)	(5,365)
Proceeds from sales of premises and equipment	110	-	-
Proceeds on sale of other real estate owned	398	157	569
Net cash from investing activities	(72,032)	(49,715)	(53,345)

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from financing activities
Net change in deposits	$24,086	$32,615	$60,694
Proceeds from Federal Home Loan Bank advances	17,003	-	25,400
Repayments on Federal Home Loan Bank advances	(8,921)	(9,865)	(7,744)
Proceeds from sale of common stock, net of issuance costs	102,706	-	-
Capitalization of MHC	(250)	-	-

Net cash from financing activities	134,624	22,750	78,350

Net change in cash and cash equivalents	77,275	(4,086)	51,799

Beginning cash and cash equivalents	125,513	129,599	77,800

Ending cash and cash equivalents	$202,788	$125,513	$129,599

Supplemental cash flow information:
Interest paid	$31,021	$23,372	$18,062
Income taxes paid	$1,332	-	-

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$916	$100	$113
Payable for new markets equity fund	2,240	-	-

See accompanying notes to consolidated financial statements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: On January 1, 2006, Community Credit Union ("the Credit Union") converted its regulatory charter from a state chartered credit union to a federally chartered thrift. On that date, the name was changed from Community Credit Union to ViewPoint Bank. The conversion changed the regulatory oversight body from the state of Texas Credit Union Division and the National Credit Union Administration to the Office of Thrift Supervision. There were no significant changes in personnel or business operations at the time of the conversion; however, the new charter allows the Company enhanced ability to operate in its markets. Another significant impact on the date of the charter change was becoming a taxable organization, which resulted in the recording of a beginning net deferred tax asset of $6,637 because of temporary differences between the financial statement basis of assets and liabilities compared to their tax basis.

Prior to January 1, 2006, Community Credit Union was a state chartered credit union organized under the provisions of the Texas Credit Union Act. Participation in the Credit Union was limited to those individuals who qualify for membership. A large percentage of the members worked or resided in the Richardson, Plano, and surrounding areas in Texas.

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, Viewpoint Bank. At December 31, 2006, the Bank's operations included its wholly-owned subsidiary, Community Financial Services, and its majority owned (75%) subsidiary, Community Title, L.L.C., together referred to as "the Company". Intercompany transactions and balances are eliminated in consolidation. ViewPoint Financial Group is a majority owned (55%) subsidiary of ViewPoint MHC. The MHC is owned by the depositors of the Bank. These financial statements do not include the transactions and balances of ViewPoint MHC.

The Company provides financial services through 31 branches and two loan production offices in the Dallas/Fort Worth Metroplex and one loan production office in Houston. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the Company's geographic markets.

Community Financial Services provides mortgage servicing operations for other financial institutions, primarily credit unions. In addition, Community Financial Services provides accidental death and dismemberment insurance and guaranteed auto protection insurance. At January 1, 2007, the accidental death and dismemberment insurance service and related income was moved to ViewPoint Bank. Community Title provides title services for residential and commercial real estate. Community Title ceased its operations on January 1, 2007, and officially dissolved on January 25, 2007. Management elected to close Community Title due to an overall decrease in refinance business and the difficulty that the company encountered as a one-office provider in capturing realtor and other third-party business. Management does not anticipate this closure to have a significant impact on future operations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, mortgage servicing rights, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, corporate credit union membership capital account, NCUSIF deposit, federal funds purchased, and repurchase agreements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss).

Gains and losses on the sale of securities available for sale are recorded on trade date determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayment, except for mortgage-backed securities where prepayments are anticipated.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and is calculated using the simple-interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, peer data, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms on the loan agreement. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Large groups of smaller-balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing Rights: Servicing assets represent the allocated value of retained servicing rights on loans sold (as well as the cost of purchased rights). Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 5 years. The cost of leasehold improvements is amortized over the shorter of the lease term or useful life using the straight-line method.

Federal Home Loan Bank (FHLB) stock: The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Membership Capital Account at Corporate Credit Union: The Company has a membership capital account at a corporate credit union which is an uninsured deposit that may be redeemed with a three-year notice. The Company provided a notice of withdrawal to the holder of the membership capital account on May 23, 2005 due to the Company's conversion to a federally-chartered thrift as of January 1, 2006.

National Credit Union Share Insurance Fund Deposit: The deposit in the National Credit Union Share Insurance Fund ("NCUSIF") was in accordance with National Credit Union Administration ("NCUA") regulations, which required the maintenance of a deposit by each federally insured credit union in an amount equal to 1% of its insured deposits. The deposit would be refunded to the Company if its insurance coverage is terminated, if it converts its insurance coverage to another source, or if management of the fund is transferred from the NCUA Board. Upon conversion to a federally chartered thrift, the Company received its NCUSIF deposit in January 2006.

Brokerage Fee Income: Acting as an agent, the Company earns brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the settlement date, which is not materially different than the trade date.

Title Fee Income: Acting as an agent, the Company earns title fee income upon the closing of mortgage loans on behalf of its customers through an independent third party and by earning fees on the transactions. These fees are recorded upon closing of the mortgage loan.

Mortgage Servicing Revenue: The Company performs mortgage servicing operations for other financial institutions. These servicing activities include payment processing and recordkeeping for mortgage loans funded by these other financial institutions. The Company records servicing fee income based upon a stated percentage of the unpaid principal balance outstanding. These fees are recorded as the services are performed.

Charter Conversion Costs: Charter conversion costs were expensed as incurred. During 2006, 2005, and 2004, the Company incurred costs associated with its regulatory charter conversion totaling $101, $1,137, and $149. Such costs include printing, postage, and legal fees.

Advertising Expense: The Company expenses all advertising costs as they are incurred.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: Prior to January 1, 2006, the Company was exempt, by statute, from federal and state taxes on income related to the exempt purpose of the Credit Union. The Company was subject to taxes on certain "unrelated business income"; however, no amounts were due for all periods presented. The subsidiaries are not exempt from income taxes and file federal income tax returns.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2006, income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions as determined by formula. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $5,719 and $8,931 was required to meet regulatory reserve and clearing requirements at December 31, 2006 and 2005. These balances do not earn interest.

Equity: As a credit union, the Company was required by regulation to maintain a statutory reserve (regular reserve). This reserve, which represents a regulatory restriction of members' equity, was not available for the payment of interests to members. Effective January 1, 2006, upon completion of the charter conversion, the regular reserve was transferred to retained earnings.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

Statement of Financial Accounting Standard ("FAS") No. 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. Presently, we do not have stock-based compensation programs. We do intend, however, to adopt a stock-based incentive plan in the future.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end, starting in 2008. The Company is currently recognizing the unfunded liability in the balance sheet, however it is not stated separately as it is deemed immaterial.

In September 2006, the U.S. Securities and Exchange Commission ("SEC") amended Part 211 of Title 17 of the Code of Federal Regulations by adding the Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company's financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.

This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company anticipates to continue to carry the mortgage servicing asset at amortized cost, reviewing quarterly for impairment.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of this interpretation and deemed it immaterial to these financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

NOTE 2- STOCK ISSUANCE

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

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 2- STOCK ISSUANCE (Continued)

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

On September 29, 2006 the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706, net of conversion expenses of $4,059 and net of unfunded ESOP proceeds of $9,284. The Company also issued 14,183,812 shares of common stock to its parent company ViewPoint MHC (the "MHC"). Accordingly, the MHC holds 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. The proceeds from the offering have initially been invested in securities. ViewPoint Financial Group contributed approximately $56.0 million of the stock proceeds to ViewPoint Bank as a capital contribution.

With the proceeds the Company loaned its employee stock ownership plan $9,284 to enable it to buy 8% (928,395 shares) of the shares issued in the offering to persons other than the MHC. The loan to the employee stock ownership plan will be repaid primarily from ViewPoint Bank's contributions to the employee stock ownership plan over a period of ten years. The interest rate for the loan is 5.21%. ViewPoint Financial Group may, in any plan year, make additional discretionary contributions for the benefit of plan participants.

ViewPoint Financial Group may use the net proceeds to finance the possible acquisition of other financial institutions or financial services businesses, to pay dividends or for general corporate purposes, including repurchasing shares of its common stock. ViewPoint Bank may use the proceeds it receives to make loans, to purchase securities, to expand its banking franchise internally or through acquisitions, and for general corporate purchases. We do not have any specific acquisition plans at this time.

We anticipate that over the next few years, based on and subject to local market conditions, we will open additional branch offices in our existing market area and loan production offices that complement our existing branch network. In 2007, the Company plans to open a full-service branch located inside its administrative office.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 3 -- CONCENTRATION OF FUNDS

At December 31, 2006 and 2005, the Company had the following balances on deposits at other financial institutions:

	----------December 31--------
	2006	2005
Federal Reserve Bank of Dallas	$15,396	$8,344
Federal Home Loan Bank of Dallas	16,106	72,999
Southwest Corporate Federal Credit Union	1,003	11,039
Texas Capital Bank	99,281	10,885

Of these balances, only $100 at each institution is insured by the Federal Deposit Insurance Corporation ("FDIC") or NCUSIF.

At December 31, 2006 and 2005, the Company maintains a compensating balance for official check processing of $1,613 and $1,511. These balances are included in the other assets on the consolidated balance sheets.

NOTE 4-- SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006
U.S. government and federal agency	$29,475	$2	$(586)
Mortgage-backed and collateralized mortgage obligations	295,048	1,232	(754)
Total debt securities	$324,523	$1,234	$(1,340)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2005
U.S. government and federal agency	$21,892	$-	$(713)
Mortgage-backed and collateralized mortgage obligations	79,968	97	(616)
Total debt securities	$101,860	$97	$(1,329)

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 4-- SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2006
Mortgage-backed and collateralized mortgage obligations	$11,271	$16	$(51)	$11,236
Total	$11,271	$16	$(51)	$11,236
December 31, 2005
U.S. government and federal agency	$18,007	$-	$(271)	$17,736
Corporate bonds	3,009	1	-	3,010
Mortgage-backed and collateralized mortgage obligations	20,946	28	(224)	20,750
Total	$41,962	$29	$(495)	$41,496

The fair value of debt securities and carrying amount, if different, at year end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held-to-maturity		Available for sale
December 31, 2006	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$-	$-	$3,941
Due from one to five years	-	-	25,534
Mortgage-backed	11,271	11,236	295,048
Total	$11,271	$11,236	$324,523

Securities pledged at year end 2006 and 2005 had a carrying amount of $89,982 and $52,980 and were pledged to secure public deposits and treasury tax and loan deposits.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were no sales of securities for the years ended December 31, 2006, 2005, and 2004.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 4-- SECURITIES (Continued)

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2006 U.S. Government and federal agency	$2,499	$(1)	$21,977	$(585)	$24,476	$(586)
Mortgage-backed and collateralized mortgage obligations	101,240	(332)	40,113	(473)	141,353	(805)
Total temporarily impaired	$103,739	$(333)	$62,090	$(1,058)	$165,829	$(1,391)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2005 U.S. Government and federal agency	$2,438	$(39)	$37,190	$(945)	$39,628	$(984)
Mortgage-backed and collateralized mortgage obligations	56,270	(618)	9,250	(222)	65,520	(984)
Total temporarily impaired	$58,708	$(657)	$46,440	$(1,167)	$105,148	$(1,824)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The unrealized losses on our securities were caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because we have the ability to hold these securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2006 and 2005.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 -- LOANS

Loans consist of the following:

	----------December 31,---------
	2006	2005
Mortgage loans:
One-to four- family	$282,918	$270,891
Commercial	179,635	99,334
One-to four-family construction	1,146	1,033
Commercial construction	4,035	-
Home equity	83,899	85,365
	551,633	456,623
Automobile indirect loans	219,147	364,046
Automobile direct loans	151,861	196,254
Government-guaranteed student loans	5,410	5,751
Commercial -- non-mortgage	9,780	8,813
Lines of credit, unsecured	21,284	28,804
Other consumer loans, secured	9,268	12,512
Total gross loans	968,383	1,072,803
Deferred net loan origination costs	3,576	8,061
Allowance for loan losses	(6,507)	(7,697)
	$965,452	$1,073,167

Activity in the allowance for loan losses was as follows:

	Year Ended ----------December 31,---------
	2006	2005	2004
Beginning balance	$7,697	$8,424	$8,655
Provision for loan losses	2,565	6,120	6,199
Loans charged-off	(4,966)	(7,250)	(6,886)
Recoveries	1,211	403	456
Ending balance	$6,507	$7,697	$8,424

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 -- LOANS (Continued)

Individually impaired loans were as follows:

	----------December 31,---------
	2006	2005
Year-end loans with no allocated allowance for loan losses	$986	$234
Year-end loans with allocated allowance for loan losses	2,461	3,920
Total	$3,447	$4,154
Amount of the allowance for loan losses allocated to impaired loans	$305	$509

The impaired loan totals include $1,686 and $2,003 of troubled debt restructuring as of December 31, 2006 and 2005.

	Year Ended ----------December 31,---------
	2006	2005	2004
Average of individually impaired loans during year	$6,114	$3,935	$2,446
Interest income recognized during impairment	470	284	213
Cash-basis interest income recognized	469	280	213

Nonperforming loans were as follows:

	----------December 31,---------
	2006	2005
Loans past due over 90 days still on accrual	$30	$-
Nonaccrual loans	1,304	2,592

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

If interest income had been accrued on nonaccrual loans during the periods presented, such income would have approximated $230, $217, and $427 for December 31, 2006, 2005, and 2004.

NOTE 6 -- LOAN SERVICING

	2006	2005
Loans held for sale activity was as follows:
Beginning Balance	$2,306	$3,238
Loans originated for sale	27,127	20,902
Proceeds from sale of loans held for sale	(26,420)	(22,185)
Net gain on sale of loans held for sale	199	351
Loans held for sale, net	$3,212	$2,306

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 6 -- LOAN SERVICING (Continued)

	2006	2005	2004
Mortgage loan portfolios serviced for:
FNMA	$216,518	$240,370	$259,243
Other investors	148,811	134,842	89,811

The Company has recorded a mortgage servicing asset related to the loans sold to FNMA. The Company also has a subsidiary, CFS, which provides mortgage servicing operations. The portfolio of loans serviced for other investors represents loans serviced by CFS for third parties. There is no mortgage servicing asset recorded related to these loans as CFS does not own such rights.

Custodial escrow balances maintained in connection with serviced loans and included in deposits were $1,803 and $1,973 at year-end 2006 and 2005.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2006	2005	2004
Servicing rights:
Beginning of year	$2,068	$2,254	$2,375
Additions	96	281	412
Amortized to expense	(404)	(467)	(533)
End of year	$1,760	$2,068	$2,254

At December 31, 2006, 2005, and 2004, there were no valuation allowances for capitalized mortgage servicing rights.

Management periodically evaluates servicing assets for impairment. At December 31, 2006, the fair value of servicing assets was determined using a weighted-average discount rate of 13% and an average prepayment speed of 15.9%. At December 31, 2005, the fair value of servicing assets was determined using a weighted-average discount rate of 9.6% and an average prepayment speed of 12.8%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $2,439 and $2,939 at December 31, 2006 and 2005, respectively, on serviced loans totaling $216,518 and $240,370 at December 31, 2006 and 2005.

The weighted average amortization period is 3.4 years. Estimated amortization expense for each of the next five years is:

2007	$327
2008	269
2009	220
2010	177
2011	144

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 7 -- ACCRUED INTEREST RECEIVABLE

Accrued interest consists of the following at year end:

	----------December 31,---------
	2006	2005
Loans	$4,298	$4,297
Securities	1,569	690
Certificates of deposit with other financial institutions	-	23
	$5,867	$5,010

NOTE 8 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	----------December 31,---------
	2006	2005
Land	$9,740	$9,740
Buildings	35,446	35,129
Furniture, fixtures and equipment	32,774	30,916
Leasehold improvements	2,801	3,184
	80,761	78,969
Less: Accumulated depreciation	(38,499)	(34,282)
	$42,262	$44,687

Depreciation expense was $4,683, $5,043, and $4,800 for 2006, 2005, and 2004.

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $844, $801, and $769 for 2006, 2005, and 2004. Rent commitments, before considering renewal options that generally are present, were as follows:

2007	$765
2008	633
2009	443
2010	343
2011	327
Thereafter	395
Total	$2,906

At December 31, 2005, the Company wrote-off the net book value of the Company's signage of $165 due to the name change that occurred on January 1, 2006.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 9 - DEPOSITS

Time deposits in excess of $100 or more were $150,172 and $89,689 at year-end 2006 and 2005. Deposit balances over $100 are not federally insured.

At December 31, 2006, scheduled maturities of time deposits for the next five years were as follows:

2007	$223,460
2008	43,860
2009	28,630
2010	6,276
2011	3,937
$306,163

At December 31, 2006 and 2005, the Company's deposits included public funds totaling $85,296 and $51,986.

Interest expense on deposits is summarized as follows:

	Years Ended ----------December 31,---------
	2006	2005	2004
Interest-bearing demand	$226	$239	$219
Savings and money market	18,432	14,792	11,396
Time	10,260	5,931	4,456
	$28,918	$20,962	$16,071

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2006, advances from the Federal Home Loan Bank ("FHLB") of Dallas totaled $55,762 and had fixed interest rates ranging from 2.94% to 7.35% with a weighted average rate of 4.66%. At December 31, 2005, advances from the FHLB totaled $47,680 and had fixed interest rates ranging from 2.94% to 7.35% with a weighted average rate of 4.58%.

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $254,098 and $156,273 of first mortgage loans under a blanket lien arrangement at the years ended December 31, 2006 and 2005. Based on this collateral, the Company is eligible to borrow an additional $413,636 and $180,003 at year-end 2006 and 2005. In addition, FHLB stock also secures debts to the FHLB. The current agreement provides for a maximum borrowing amount of approximately $469,523 and $227,808 at December 31, 2006 and 2005.

At December 31, 2006, the advances mature as follows:

2007	$10,035
2008	9,273
2009	8,490
2010	7,354
2011	4,399
Thereafter	16,211
$55,762

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 11 - BENEFITS

Post-Retirement Healthcare Plan: Employees are currently eligible to receive, during retirement, specified company-paid medical benefits. Upon retirement, the Company will provide $175 per month toward the eligible participant's group medical coverage. Eligibility is determined by age and length of service. Employees are eligible for this benefit if they have attained a minimum age of 55 and have a minimum of 10 years of service, and their combined age plus their years of service equals a minimum of 75. This benefit would be provided only until the participant becomes eligible for Medicare. The Company's benefit expense under this program was $19, $13, and $27 for 2006, 2005, and 2004. The discount rate used to measure the projected benefit obligation was 5.72%, 5.50%, and 6.00% for 2006, 2005, and 2004. The Company's projected benefit obligation is not affected by increases in future health premiums as the Company's contribution to the plan is a fixed monthly amount. Accrued postretirement benefit obligations for the retiree health plan at December 31, 2006 and 2005 were approximately $149 and $132.

401(k) Plan: The Company offers a KSOP plan with a 401K match. In 2006, employees are eligible if they had one year of service with 1,000 hours worked at October 1, 2006. In subsequent years, an employee becomes eligible each quarter once they meet the eligibility requirements. Employees may contribute between 2 and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees accounts, which is equal to 100% of the first 5% of the employee's contribution. Expense for 2006, 2005 and 2004 was $1,055, $1,312 and $1,238.

Deferred Compensation Plan: The Company has entered into non-qualified deferred compensation agreements with members of the executive management team, directors, and employees. These agreements, which are subject to the rules of 409(a), relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2006 and 2005 is $1,005 and $707.

The Company has entered into a deferred compensation agreement with the President of the Company that provides benefits payable based on specified terms of the agreement. A portion of the benefit is subject to forfeiture if the President willfully leaves employment or employment is terminated for cause as defined in this agreement. The estimated liability under the agreement is being accrued over the remaining years specified on the agreement. The accrued liability as of December 31, 2006 and 2005 is approximately $824 and $610. The expense for this deferred compensation agreement was $213, $188, and $113 for December 31, 2006, 2005, and 2004.

Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,208 and $1,907 at December 31, 2006 and 2005. The Company discontinued certain split dollar plans held by certain executives and paid out the cash surrender value in 2006. The payments were $150. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested and is administered by AXA Equitable Insurance Company. The life insurance is recorded at the cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.

In December 2005, certain directors of the Company accepted the Director's Retirement Plan Agreement. The plan provides a lump-sum distribution shortly after retirement. At December 31, 2005, the accrued liability was $350 and the expense for 2005 was $350. The liability was paid in January 2006 and no further liability will be incurred under the plan.

NOTE 12 -- ESOP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a ten year note in the amount of $9,284 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. In 2006, employees are eligible if they had one year of service with 1,000 hours worked at October 1, 2006.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 12 -- ESOP PLAN (Continued)

In subsequent years, an employee becomes eligible each quarter once they meet the eligibility requirements. The Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP during 2006 were $305, and expense was $292. No dividends were paid in 2006.

Shares held by the ESOP were as follows at December 31, 2006:

2006
Allocated to participants	17,966
Unearned	910,429
Total ESOP shares	928,395
Fair value of unearned shares	$15,587

NOTE 13 - INCOME TAXES

Prior to January 1, 2006, the Company was a credit union and not subject to income taxes. Therefore, the financial statements through December 31, 2005 do not include income tax expense nor any current or deferred income tax liabilities. The Company's subsidiaries were subject to incomes taxes; however, income tax expense and related tax liabilities were not material for presentation purposes.

Effective January 1, 2006, the Company became a taxable entity in conjunction with its charter conversion. The Company's pre-tax income is subject to federal and state income taxes at a combined rate of 37%. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax benefit in the amount of $6,108 in the statement of income during the first quarter of 2006.

Income tax expense (benefit) for 2006 was as follows:

Current expense	$1,879
Deferred expense	310
Change in tax status	(6,108)
Impact of new Texas margin tax on deferred taxes	362
Total income tax expense (benefit)	$(3,557)

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 13 - INCOME TAXES (Continued)

At December 31, 2006 and January 1, 2006, deferred tax assets and liabilities were due to the following:

	December 31, 2006	January 1, 2006
Deferred tax assets:
Allowance for loan losses	$2,255	$2,846
Depreciation	3,059	3,512
Deferred compensation arrangements	432	274
Self-funded health insurance	359	314
Other	57	456
	6,162	7,402
Deferred tax liabilities:
Mortgage servicing assets	(610)	(765)
Other	(80)	-
	(690)	(765)
Net deferred tax asset	$5,472	$6,637

No valuation allowance was provided on deferred tax assets as of December 31, 2006, or January 1, 2006.

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

Year Ended December 31, 2006
Federal statutory rate times financial statement income	$2,084
Effect of:
State taxes, net of federal benefit	81
New market tax credit	(32)
Change in tax status	(6,108)
Impact of new Texas margin tax	362
Other	56
Total income tax expense (benefit)	$(3,557)

Unaudited Pro Forma Financial Information:

As a credit union, the Company was not subject to federal or state income taxes for 2005 and 2004. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for the years ended December 31, 2005 and 2004, income tax expense would have been $1,008 and $3,336, while net income would have been $1,716 and $5,680. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for all periods presented, the pro forma net income for the year ended December 31, 2006 would have been $3,578.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 14- SALE OF MEMBERSHIP INTERESTS

The Company was a member of PULSE EFT Association, Inc. ("PULSE"). On January 12, 2005, PULSE completed its merger with a subsidiary of Discover Financial Services, Inc. to become a wholly owned subsidiary of Discover. As a former member of PULSE, the Company was entitled to a distribution of the consideration in the merger. The allocation formula was determined by the Board of Directors of PULSE. The Company was allocated and received $755. Since the Company did not incur any cost for its membership, the entire proceeds of $755 were recorded as income in 2005.

The Company had a membership interest in a limited liability company that provided commercial real estate management services to credit unions. The Company originally acquired the membership at a cost of $100. The membership interest was recorded on the cost method and was included in other assets on the balance sheets. On December 1, 2005, the Company sold its membership interest in the limited liability company and realized a gain of $100.

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2006 were as follows:

Beginning balance	$2,024
New loans	558
Effect of changes in composition of related parties	(355)
Repayments	(275)
Ending balance	$1,952

Deposits from executive officers, directors, and their affiliates at year-end 2006 and 2005 were $2,276 and $2,425.

NOTE 16 -- REGULATORY CAPITAL MATTERS

As of January 1, 2006, the Company converted its charter to a federal charter under the Office of Thrift Supervision ("OTS") and, as of the same date, obtained deposit insurance from the FDIC. The approval to convert charters required the Company to have beginning paid-in capital funds of not less than $102,160. At December 31, 2005, the Company's paid-in capital funds were $102,413.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the institution's category.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 16 -- REGULATORY CAPITAL MATTERS (Continued)

At December 31, 2006, actual and required capital levels and ratios were as follows for the Bank only:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006 Total Capital (to risk weighted assets) Bank	$161,239	16.34%	$78,964	8.00%	$98,706	10.00%
Tier 1 (Core) Capital to risk weighted assets Bank	155,038	15.71	39,482	4.00	59,223	6.00
Tier 1 (Core) Capital to adjusted total assets Bank	155,038	10.16	61,043	4.00	76,302	5.00

Had the Bank been subject to OTS and FDIC capital regulations at December 31, 2005, the actual and required capital levels and ratios would have been:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005 Total Capital (to risk weighted assets) Bank	$110,110	10.29%	$85,572	8.00%	$106,965	10.00%
Tier 1 (Core) Capital to risk weighted assets Bank	102,413	9.57	42,786	4.00	64,179	6.00
Tier 1 (Core) Capital to adjusted total assets Bank	102,413	7.15	57,298	4.00	71,623	5.00

In 2005, the Company, as a credit union, was subject to various regulatory capital requirements administered by the National Credit Union Administration ("NCUA") and the Texas Credit Union Department ("TCUD"). Failure to meet minimum capital requirements could have initiated certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have had a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company had to meet specific capital guidelines that involved quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under generally accepted accounting principles. The Company's capital amounts and classification were also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 16 -- REGULATORY CAPITAL MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy required the Company to maintain minimum amounts and ratios (set forth in the following table) of net worth (as defined) to total assets (as defined). Further, in performing its calculation of total assets, the Company used the average of the quarter-end balances of the four most recent quarters option, as permitted by regulation. The Company was also required to calculate a Risk-Based Net Worth ("RBNW") requirement, which established whether or not the Company was considered "complex" under the regulatory framework. The Company's RBNW requirement was below 6% for December 31, 2005. The minimum ratio to be considered "complex" under the regulatory framework is 6%, therefore, the RBNW requirement was not applicable for December 31, 2005. Management believes, at December 31, 2005, that the Company met all capital adequacy requirements to which it was subject.

Actual and required capital amounts and ratios are presented below at the year ended December 31, 2005.

	Actual		Minimum Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2005 Net worth to total assets	$102,413	7.17%	$99,964	7.00%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions--The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $12,000 plus any 2007 net profits retained to the date of the dividend declaration.

The following is a reconciliation of the Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated:

	----December 31,----
	2006	2005
GAAP equity	$158,741	$101,181
Disallowed servicing and deferred tax assets	(3,783)	-
Unrealized loss (gain) on securities available for sale	69	1,232
Other	11	-
Tier I capital	155,038	102,413
General allowance for loan losses	6,201	7,697
Total capital	$161,239	$110,110

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 17 -- LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$11,010	$4,005	$12,977	$ -
Unused lines of credit	8,071	62,878	-	69,398

In addition to the commitments above, the Company has overdraft protection available in the amounts of $22,742 and $29,573 for December 31, 2006 and 2005. As of December 31, 2006, the Company had sold $3,750 of loans into the secondary market that contain certain recourse provisions. The amount subject to recourse was approximately $1,739 as of year-end 2006. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated. The Company has not experienced any losses based on this recourse to date. At December 31, 2006 and 2005, the Company also had standby letters of credit in the amounts of $438 and $428 that do not have an attached rate. These commitments are not reflected in the financial statements.

Commitments to make loans are generally made for periods of 60 days or less at December 31, 2006. The fixed rate loan commitments have interest rates ranging from 3.99% to 12.99% and maturities ranging from less than 1 year to 30 years.

On July 20, 2006, the Board of Directors of ViewPoint Bank voted to approve a $3.2 million investment in the Lone Star New Markets fund, giving the Company a 12.8% partnership interest. This fund is a Certified Development Entity that provides investment capital for underserved communities in North Texas and provides Community Reinvestment Act credit. The investment is structured as a limited partnership. The commitment must be fully funded by September 2007, and then we will receive tax credits equating 39% over the life of the investment as well as a 5% preferred return. Once the preferred return is paid, proceeds are split 80/20 between the limited partners and the general partner. The partnership is a limited life entity and will dissolve in 2017 if not sooner dissolved by act of the partners or fulfillment of investment objectives. As of December 31, 2006, the Company had contributed 30% capital, or $960. The unfunded commitment of $2,240 was also recorded as an equity investment in other assets on the balance sheet with a corresponding liability for the unfunded portion of the commitment. There has been no impairment to date.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets Cash and cash equivalents	$202,788	$202,788	$125,513	$125,513
Certificates of deposit with other financial institutions	-	-	11,000	11,000
Securities available for sale	324,523	324,523	101,860	101,860
Securities held to maturity	11,271	11,236	41,962	41,496
Loans held for sale	3,212	3,212	2,306	2,306
Loans, net	965,452	955,639	1,073,167	1,075,696
Federal Home Loan Bank stock	3,724	3,724	3,958	3,958
NCUSIF deposit	-	-	10,424	10,424
Membership capital account at corporate credit union	1,000	1,000	1,000	1,000
Accrued interest receivable	5,867	5,867	5,010	5,010

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities Deposits	$(1,281,813)	$(1,282,364)	$(1,257,727)	$(1,256,590)
Federal Home Loan Bank advances	(55,762)	(54,454)	(47,680)	(45,142)
Accrued interest payable	(470)	(470)	(105)	(105)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, certificates of deposit with other financial institutions, NCUSIF deposit, membership capital account at corporate credit union, Federal Home Loan Bank stock, accrued interest receivable and payable, demand and savings deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on quoted market prices of comparable instruments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ViewPoint Financial Group follows:

CONDENSED BALANCE SHEETS,
Year ended December 31, 2006

2006
ASSETS Cash on deposit at subsidiary	$46,933
Investment in banking subsidiary	158,741
Note receivable from ESOP	9,104
Total assets	$214,778
LIABILITIES AND EQUITY Shareholders' equity	214,778
Total liabilities and shareholders' equity	$214,778
CONDENSED STATEMENTS OF INCOME
For the period September 29, 2006 through December 31, 2006
2006
Interest income on ESOP loan	$125
Income before income taxes and equity in undistributed earnings of the subsidiary	125
Income taxes	-
Income before equity in undistributed earnings of the subsidiary	125
Equity in undistributed earnings of the subsidiary	1,824
Net income	$1,949

CONDENSED STATEMENTS OF CASH FLOWS
For the period September 29, 2006 through December 31, 2006
2006
Cash flows from operating activities Net income	$1,949
Adjustments: Equity in undistributed income of bank subsidiary	(1,824)
Change in other assets	-
Change in other liabilities	-
Net cash from operating activities	125

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

Cash flows from investing activities
Initial investment in banking subsidiary	(55,828)
Fund ESOP note receivable	(9,284)
Payment on ESOP note receivable	180
Distribution to capitalize ViewPoint MHC	(250)
Net cash from investing activities	(65,182)
Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	111,990
Net cash from financing activities	111,990
Net change in cash and cash equivalents	46,933
Beginning cash and cash equivalents	-
Ending cash and cash equivalents	$46,933

NOTE 20 -- EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

2006
Basic Net income	$1,947
Weighted average common shares outstanding	25,788,750
Less: Average unallocated ESOP shares	922,406
Average shares	24,866,344
Basic earnings per common share	$0.08[1]
Diluted earnings per common share	$0.08
________________________
1Stock offering ended on September 29, 2006. Earnings per share are for September 29, 2006 to December 31, 2006.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 21 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest Income after Provision for	Net	Earnings per Share
	Income	Loan Losses	Income (Loss)	Basic	Diluted
2006 First quarter	$16,577	$9,392	$6,383[1]	$n/a	$n/a
Second quarter	17,610	9,587	(172)	n/a	n/a
Third quarter	18,954	9,955	1,526	n/a2	n/a
Fourth quarter	19,585	9,841	1,949.08		.08
2005 First quarter	$15,364	$8,941	$1,946	$n/a	$n/a
Second quarter	15,901	9,196	1,702	n/a	n/a
Third quarter	16,548	9,005	560	n/a	n/a
Fourth quarter	16,608	7,817	(1,484)[3]	n/a	n/a

______________________________
1Increase in net income includes the recognition of an income tax benefit of $6.1 million due to our change in tax status on January 1, 2006,

2Stock offering ended on September 29, 2006. Earnings per share for September 29 and September 30 were immaterial.

3The fourth quarter of 2005 included a provision for loan losses of $2.3 million. This provision was partially related to increased bankruptcy filings due to the change in bankruptcy laws occurring October 18, 2005. The changes in the law made bankruptcy filings more stringent after October 18, 2005.

NEXT PAGE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Management's Annual Report on Internal Control Over Financial Reporting: This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

NEXT PAGE

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 22, 2007, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officer is also contained under the caption "Executive Officers" in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held in May 22, 2007, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointbank.com.

Item 11. Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 22, 2007, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 22, 2007, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

As of December 31, 2006, we did not have any compensation plans under which shares of our common stock may be issued.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 22, 2007, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held in May 22, 2007, a copy of which will be filed not later than 120 days after the end of our fiscal year.

NEXT PAGE

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.
(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits: See below.
(b)	Exhibits:
Exhibit Number	Description
3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
4.1	Certificate of Registrant's Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2	Employment Agreement by and between ViewPoint Bank, the Registrant's wholly owned operating subsidiary and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.3	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.4	Summary of Director Board Fee Arrangements
10.5	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.6	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
24	Power of Attorney (on signature page)
31.1	Rule 13a -- 14(a)/15d -- 14(a) Certification (Chief Executive Officer)
31.2	Rule 13a -- 14(a)/15d -- 14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

NEXT PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP (Registrant)
Date: March 20, 2007	By:	/s/Garold R. Base Garold R. Base President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Garold R. Base and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group's Annual Report on Form 10-K for the year ended December 31, 2006, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Garold R. Base	Garold R. Base, President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 20, 2007
/s/ James B. McCarley	James B. McCarley, Chairman of the Board and Director	Date: March 20, 2007
/s/ Gary D. Basham	Gary D. Basham, Vice Chairman of the Board and Director	Date: March 20, 2007
/s/ Jack D. Ersman	Jack D. Ersman, Director	Date: March 20, 2007
/s/ Anthony J. LeVecchio	Anthony J. LeVecchio, Director	Date: March 20, 2007
/s/ Karen H. O'Shea	Karen H. O'Shea, Director	Date: March 20, 2007
/s/ V. Keith Sockwell	V. Keith Sockwell, Director	Date: March 20, 2007
/s/ Rosario G. Vela	Rosario G. Vela, Director	Date: March 20, 2007
/s/ Kenneth R. Yarbrough	Kenneth R. Yarbrough, Director	Date: March 20, 2007
/s/ Pathie E. McKee	Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 20, 2007

NEXT PAGE