Form 10-Q
period 2007-03-31
ViewPoint Financial Group
filed 2007-05-10
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer __                    Accelerated filer   X                  Non-accelerated filer

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES__   NO   X

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	25,788,750
Class	Shares Outstanding as of May 7, 2007

Next Page

Next Page

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$ 35,006	$ 40,464
Short-term interest-bearing deposits in other financial institutions	96,393	115,391
Total cash and cash equivalents	131,399	155,855
Securities available for sale	442,967	324,523
Securities held to maturity (fair value March 31, 2007 - $9,386, December 31, 2006 - $11,236)	9,404	11,271
Loans held for sale	5,401	3,212
Loans, net of allowance of $6,261-March 31, 2007, $6,507-December 31, 2006	948,346	965,452
Federal Home Loan Bank stock, at cost	3,773	3,724
Mortgage servicing rights	1,701	1,760
Foreclosed assets, net	295	655
Premises and equipment, net	41,651	42,262
Membership capital account at corporate credit union	1,000	1,000
Accrued interest receivable	6,299	5,867
Other assets	13,566	14,179
Total Assets	$ 1,605,802	$ 1,529,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$ 205,873	$ 211,301
Interest-bearing demand	75,564	69,711
Savings and money market	650,361	647,706
Time	371,829	306,163
Total deposits	1,303,627	1,234,881
Federal Home Loan Bank advances	61,818	55,762
Other liabilities	23,816	24,339
Total liabilities	1,389,261	1,314,982
Commitments and contingent liabilities	-	-
Shareholders' equity Common stock, $.01 par value; 75,000,000 shares authorized; 25,788,750 shares issued - March 31, 2007 and December 31, 2006	258	258
Additional paid-in capital	111,975	111,844
Retained earnings	112,368	111,849
Accumulated other comprehensive gain (loss)	860	(69)
Unearned Employee Stock Ownership Plan (ESOP) shares; 891,990 shares - March 31, 2007; 910,429 shares - December 31, 2006	(8,920)	(9,104)
Total shareholders' equity	216,541	214,778
Total Liabilities and Shareholders' Equity	$ 1,605,802	$ 1,529,760

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$ 13,505	$ 14,148
Taxable securities	5,127	1,545
Interest-bearing deposits in other financial institutions	1,228	841
Other	50	43
	19,910	16,577
Interest expense
Deposits	8,651	6,285
Federal Home Loan Bank advances	702	530
	9,353	6,815
Net interest income	10,557	9,762
Provision for loan losses	992	370
Net interest income after provision for loan losses	9,565	9,392
Noninterest income Service charges and fees	5,401	4,836
Brokerage fees	144	141
Net gain on sales of loans	11	51
Loan servicing fees	76	57
Title fee income	-	97
Other	361	447
	5,993	5,629
Noninterest expense
Salaries and employee benefits	7,626	8,661
Advertising	442	647
Occupancy and equipment	1,361	1,346
Outside professional services	926	69
Data processing	961	1,075
Office operations	1,534	1,671
Charter conversion costs	-	101
Deposit processing charges	286	213
Other	650	813
	13,786	14,596
Income before income tax expense (benefit)	1,772	425
Income tax expense (benefit)	673	(5,958)
Net income	$ 1,099	$ 6,383
Pro forma income information:
Less tax benefit- change in status	-	6,108
Pro forma net income	$ 1,099	$ 275
Earnings per share:
Basic	$ 0.04	$ n/a1
Diluted	$ 0.04	$ n/a
See accompanying notes to unaudited consolidated financial statements.

__________________
1n/a - not applicable

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands)

	Regular Reserve	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
For the three months ended March 31, 2006
Balance at January 1, 2006	$ 35,786	$ 66,627	$ (1,232)	$ -	$ 101,181
Transfer due to conversion	(35,786)	35,786	-	-	-
Comprehensive income:
Net income	-	6,383	-	-	6,383
Change in net unrealized gains (losses) on securities available for sale	-	-	(24)	-	(24)
Total comprehensive income					6,359
Balance at March 31, 2006	$ -	$ 108,796	$ (1,256)	$ -	$ 107,540

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
For the three months ended March 31, 2007
Balance at January 1, 2007	$ 258	$ 111,844	$ 111,849	$ (69)	$ (9,104)	$ 214,778
Comprehensive income:
Net income	-	-	1,099	-	-	1,099
Change in net unrealized gains (losses) on securities available for sale	-	-	-	929	-	929
Total comprehensive income						2,028
ESOP shares earned, 18,439 shares	-	131	-	-	184	315
Dividend declared ($.05 per share)	-	-	(580)	-	-	(580)
Balance at March 31, 2007	$ 258	$ 111,975	$ 112,368	$ 860	$ (8,920)	$ 216,541

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$ 1,099	$ 6,383
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	992	370
Depreciation and amortization	1,117	1,181
Net premium amortization of securities	(206)	126
Deferred income tax expense (benefit)	456	-
ESOP compensation expense	315	-
Amortization of mortgage servicing rights	79	112
Net (gain) loss on sale of loans held for sale	11	(51)
Loans originated for sale	(5,802)	(7,395)
Proceeds from sale of loans held for sale	3,566	3,899
FHLB stock dividends	(49)	(42)
(Gain)/loss on disposition of property and equipment	-	271
Net (gain)/loss on sales of other real estate owned	(7)	-
Write-down of other real estate owned	-	4
Net change in deferred loan costs	1,011	956
Net change in accrued interest receivable	(432)	(3)
Net change in other assets	1	(11,331)
Net change in other liabilities	(342)	389
Net cash from operating activities	1,809	(5,131)
Cash flows from investing activities
Net (increase) decrease in certificates of deposit with other financial institutions	-	1,000
Contribution to new markets equity fund	(640)	-
Available-for-sale securities:
Maturities, prepayments and calls	18,222	6,185
Purchases	(135,030)	(40,788)
Held-to-maturity securities:
Maturities, prepayments and calls	1,859	5,449
Loans purchased	(42,993)	(7,594)
Participation loans sold	-	4,406
Net change in loans	58,134	32,688
Net change in NCUSIF deposit	-	10,424
Redemption of FHLB stock	-	273
Purchases of premises and equipment	(506)	(1,246)
Proceeds on sale of other real estate owned	467	-
Net cash from investing activities	(100,487)	10,797
Cash flows from financing activities
Net change in deposits	68,746	59,817
Proceeds from Federal Home Loan Bank advances	8,575	2,000
Repayments on Federal Home Loan Bank advances	(2,519)	(2,097)
Payment of dividend	(580)	-
Net cash from financing activities	74,222	59,720

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Net change in cash and cash equivalents	(24,456)	65,386
Beginning cash and cash equivalents	155,855	125,513
Ending cash and cash equivalents	$ 131,399	$ 190,899
Supplemental cash flow information:
Interest paid	$ 9,274	$ 6,620
Income taxes paid	$ 605	$ -
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$ -	$ 28

See accompanying notes to unaudited consolidated financial statements.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

1. Basis of Financial Statement Presentation

The accompanying consolidated financial statements of ViewPoint Financial Group (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company's Annual Report on Form 10-K.

The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank. The Bank's operations include its wholly owned subsidiary, Community Financial Services, Inc. ("CFS"). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.

As of March 31, 2007, ViewPoint MHC (the "MHC") was the majority (55%) shareholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.

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

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

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

3. Earnings per Common Share

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

The factors used in the earnings per common share computation follow:

Three Months Ended March 31, 2007
Basic
Net income	$ 1,099

Weighted average common shares outstanding	25,788,750
Less: average unallocated ESOP shares	898,136
Average shares	24,890,614
Basic earnings per common share	$ 0.04
Diluted earnings per common share	$ 0.04

4. Dividends

On January 23, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on February 20, 2007, to shareholders of record as of February 7, 2007. ViewPoint MHC, which owns 55% of the common stock of ViewPoint Financial Group, elected to waive this dividend after filing a notice with and receiving no objection from the Office of Thrift Supervision.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

5. Loans

Loans consist of the following:

	March 31, 2007	December 31, 2006
Mortgage loans:
One-to four-family	$ 322,026	$ 282,918
Commercial	180,362	179,635
One-to four-family construction	496	1,146
Commercial construction	4,414	4,035
Home equity	80,940	83,899
	588,238	551,633
Automobile indirect loans	185,149	219,147
Automobile direct loans	136,553	151,861
Government-guaranteed student loans	5,465	5,410
Commercial - non-mortgage loans	9,723	9,780
Consumer lines of credit and unsecured loans	18,547	21,284
Other consumer loans, secured	8,367	9,268
Total gross loans	952,042	968,383
Deferred net loan origination costs	2,565	3,576
Allowance for loan losses	(6,261)	(6,507)
	$ 948,346	$ 965,452

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Beginning balance	$ 6,507	$ 7,697

Provision for loan losses	992	370
Loans charged-off	(1,716)	(961)
Recoveries	478	180
Ending balance	$ 6,261	$ 7,286

6. Recent Accounting Developments

Statement of Financial Accounting Standard ("FAS") No. 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows. For this reporting period we do not have stock-based compensation programs. We are considering such a plan which will be voted on by the shareholders during the current quarter.

Next Page

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. We will continue to carry the mortgage servicing asset at lower of cost or market, reviewing it quarterly for impairment.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies whenever other standards require or permit that assets or liabilities be measured at fair value. The Statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value which will result in greater consistency and comparability among financial statements prepared under accounting principles generally accepted in the United States of America. The standard is effective for fiscal years beginning after November 15, 2007. The Company is presently assessing the impact that the Statement may have on financial reporting, but no determination has been made at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has decided not to early adopt SFAS 159 and is currently evaluating the impact of the adoption with respect to its current practice of measuring fair value and disclosure in its financial statements.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Texas. The Company is not subject to examination by taxing authorities for years before 2006, as we were not a taxable entity prior to that date. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

Next Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Private Securities Litigation Reform Act Safe Harbor Statement

This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as "expects," "believes," "should," "plans," "anticipates," "will," "potential," "could," "intend," "may," "outlook," "predict," "project," "would," "estimates," "assumes," "likely," and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Company's loan and investment portfolios; changes in management's business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report and factors set forth under Risk Factors in our Annual Report on Form 10-K. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

We were originally chartered in 1952 as a credit union. Through the years, we evolved into a full-service, multi-branch community credit union serving primarily Collin and Dallas Counties and surrounding communities in North Texas, as well as businesses and other entities located in these areas. We completed the conversion from a Texas credit union charter to a federally chartered savings bank on January 1, 2006. The objective of the charter conversion was to convert to a banking charter that was more appropriate to carry out our business strategy, in turn allowing us to better serve customers and the local community.

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

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by automobiles and commercial business assets. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans as a means of diversifying our balance sheet, along with an increased focus on business banking. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees. Our primary sources of funds are deposits, FHLB borrowings, and payments on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, term certificate, and demand accounts.

Next Page

First Quarter Highlights

  Earnings before tax have increased by $1.3 million, from $425,000 for the three months ended March 31, 2006, to $1.8 million for the three months ended March 31, 2007.
  Total assets increased by $76.0 million from December 31, 2006, to March 31, 2007.
  Total deposits increased by $68.7 million from December 31, 2006, to March 31, 2007.
  Basic and diluted earnings per share for the first quarter of 2007 were $0.04 per share.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, and accounting for deferred income taxes.

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

Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and this review could result in a material adjustment to our financial statements.

Business Strategy

Historically, we were a Texas-chartered, community credit union. We concentrated our lending efforts on the origination of direct and indirect automobile lending and other general consumer lending. In recent years, we have expanded our one- to four-family and commercial real estate mortgage lending and commercial business lending while de-emphasizing our automobile lending, and, in particular, our indirect automobile lending.

Next Page

Our primary objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:

  Controlling operating expenses while continuing to provide quality personal service to our customers;
  Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans, and de-emphasizing indirect automobile lending;
  Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers' full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;
  Expanding our banking network by de novo branches, and by selectively acquiring branch offices and other financial institutions;
  Enhancing our focus on core retail and business deposits, including savings and checking accounts;
  Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and
  Maintaining a high level of asset quality.

Comparison of Financial Condition at March 31, 2007, and December 31, 2006

General. Total assets increased by $76.0 million, or 5.0%, to $1.61 billion at March 31, 2007, from $1.53 billion at December 31, 2006. The increase was primarily a result of growth in investment securities of $116.6 million, which was partially offset by decreases in net loans of $14.9 million and cash and cash equivalents of $24.5 million.

Loans. Our net loan portfolio decreased $14.9 million, or 1.5%, from $968.7 million at December 31, 2006, to $953.7 million at March 31, 2007. This continued decline in the portfolio is attributable to our lending strategy to reorganize the loan portfolio. The decline in loans has slowed from the three months ended March 31, 2006, during which our net loan portfolio declined by $27.3 million. We continue to emphasize the origination of residential mortgage loans and decrease originations of consumer loans, particularly indirect automobile loans. In addition, we are focused on commercial lending, primarily commercial real estate lending. As consumer loan balances decline, the funds are invested into securities until these funds can be redeployed into loans. The consumer loan portfolio, including automobile loans, declined $52.9 million, or 13.0%, while real estate and commercial business loans increased a combined $36.5 million, or 6.5%. We are currently seeing the most growth in our one-to four-family loans, which increased $39.1 million, or 13.8%, from December 31, 2006 due to the purchase of $41.8 million in one-to four-family real estate loans from Countrywide Home Loans, Inc, and ABN Amro Mortgage Group. These purchased loans meet our underwriting guidelines.

We sold one- to four-family real estate loans in the aggregate amounts of $3.6 million and $3.8 million during the three month periods ended March 31, 2007, and 2006, respectively. We sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset/liability management policy. Additionally, sales of whole real estate loans can be beneficial to us since these sales generally generate fee income at the time of sale, produce future servicing income on loans where servicing is retained, provide availability of funds for additional lending and other investments, and increase liquidity. We have a mortgage servicing rights asset in the amount of $1.7 million at March 31, 2007, and $1.8 million at December 31, 2006, related to the loans we previously sold that we are currently servicing for others.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as environmental factors such as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize an environmental factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factor applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114.

Next Page

The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to-four family and commercial real estate loans, where management has concerns about the borrower's ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

The Company is continuing to decrease its portfolio in consumer loans, especially indirect automobile loans which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses. For the three months ended March 31, 2007, net charge-offs totaled $1.2 million, as compared to $1.3 million for the three months ending December 31, 2006, with the highest number of charge-offs in the indirect automobile and consumer lines of credit portfolios.

Our allowance for loan losses at March 31, 2007, was $6.3 million, or 0.66% of loans, compared to $6.5 million, or 0.67% of loans, at December 31, 2006. The decline in the allowance for loan losses resulted from the continued decline of our consumer lending portfolio as we focus on growing our real estate and commercial loan portfolios. Nonperforming loans increased from $3.0 million at December 31, 2006, to $4.2 million at March 31, 2007, increasing our nonperforming loans to total loans ratio from 0.31% at December 31, 2006, to 0.44% at March 31, 2007. The increase in nonperforming loans is primarily attributable to one $1.0 million commercial real estate loan that was placed on nonaccrual status in March 2007 due to delinquency. We do not anticipate a loss on this loan.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	March 31, 2007	December 31, 2006
(Dollars in Thousands)

Period-end loans with no allocated allowance for loan losses	$ 2,654	$ 986
Period-end loans with allocated allowance for loan losses	2,259	2,461
Total	$ 4,913	$ 3,447

Amount of the allowance for loan losses allocated to impaired loans at period end	$ 270	$ 305

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)

Average of individually impaired loans during the period	$ 4,208	$ 4,012

Nonperforming loans were as follows:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)

Loans past due over 90 days still on accrual	$ -	$ 30
Nonaccrual loans	2,685	1,304
Troubled debt restructurings	1,499	1,686
Total	$ 4,184	$ 3,020

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At March 31, 2007, nonperforming loans consisted of 39.1% commercial real estate, 38.8% automobile, and 18.2% residential real estate loans (primarily made up of purchased loans), with the remainder in other consumer and nonresidential commercial loans.

Next Page

Cash and Cash Equivalents. Cash and cash equivalents decreased by $24.5 million, or 15.7%, from $155.9 million at December 31, 2006, to $131.4 million at March 31, 2007. This decrease primarily resulted from movement of funds from depository accounts into higher yielding investment securities.

Securities. The securities portfolio increased $116.6 million, or 34.7%, to $452.4 million at March 31, 2007, from $335.8 million at December 31, 2006. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches the Company's growth in available funding. During the three months ended March 31, 2007, we purchased $135.0 million of securities with a weighted average yield of 5.76%, which assisted in increasing the yield on earning assets from 4.99% for the three months ended March 31, 2006 to 5.47% for the three months ended March 31, 2007. Purchases had a weighted average life of 4.25 years and were a mix of collateralized mortgage obligations (63%), hybrid mortgage-backed securities (35%), and trust preferred securities (2%).

Deposits. Total deposits increased by $68.7 million, or 5.6%, to $1.30 billion at March 31, 2007, as compared to $1.23 billion at December 31, 2006. Time deposits increased by $65.7 million primarily due to $61.0 million in new public fund certificates opened in the first quarter of 2007. Demand accounts and savings and money market accounts increased by $425,000 and $2.7 million, respectively. We are currently focusing on building our business account products and offering consumer accounts that offer a wide range of services to best meet our customers' banking needs.

Borrowings. Federal Home Loan Bank advances increased $6.1 million, or 10.9%, to $61.8 million at March 31, 2007, from $55.8 million at December 31, 2006. As of March 31, 2007, the current balance of settled advances had a weighted average rate of 4.71%. The Company continues to borrow to match current real estate loan production in the portfolio as an asset/liability management tool. The Company was eligible to borrow an additional $488.2 million as of March 31, 2007.

Equity. Total equity increased by $1.8 million, or 0.82%, to $216.5 million at March 31, 2007, from $214.8 million at December 31, 2006. A gain in accumulated other comprehensive income of $860,000, compared to a loss of $69,000 at December 31, 2006, associated with the unrealized gain on available for sale securities contributed to the increase in equity. The gain was partially offset by the payment of dividends of $580,000 in February 2007.

Comparison of Results of Operation for the Three Months Ended March 31, 2007, and 2006

General. The Company realized earnings of $1.1 million for the three months ended March 31, 2007, compared to earnings of $6.4 million for the three months ended March 31, 2006. Net income for the quarter ended March 31, 2006, included a $6.1 million tax benefit due to the Company's change in tax status at the beginning of 2006. Income before income tax expense (benefit) for the three months ended March 31, 2007, was $1.8 million, an increase of $1.3 million from $425,000 for the three months ended March 31, 2006. The increase in income before income tax expense (benefit) resulted from higher interest income of $3.3 million, or 20.1%, higher noninterest income of $364,000, or 6.5%, and lower noninterest expense of $810,000, or 5.5%. These amounts were partially offset by an increase in the provision for loan losses of $622,000, or 168.1%, and higher interest expense of $2.6 million, or 37.2%.

Interest Income. Interest income increased by $3.3 million, or 20.1%, to $19.9 million for the three months ended March 31, 2007, from $16.6 million for the three months ended March 31, 2006. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $2.8 million and $795,000, respectively, due to increases in the volume and the yield on these types of securities. Interest earned on deposits at other financial institutions increased by $387,000 due to both an increase in balances being held in these accounts and the rate earned.

The weighted average yield on loans increased from 5.37% for the three months ended March 31, 2006, to 5.67% for the three months ended March 31, 2007. As loans with lower rates matured, the proceeds were reinvested in loans with higher yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $2.6 million, or 37.2%, to $9.4 million for the three months ended March 31, 2007, from $6.8 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Also, increased volume and higher rates in our time accounts contributed to the increase in interest expense, as average balances in time accounts increased by $140.4 million compared to the first quarter of 2006. Our weighted average yield on interest-bearing liabilities was 3.35% for the three months ended March 31, 2007, compared to 2.52% for the same time period in 2006.

Next Page

Interest expense on Federal Home Loan Bank advances increased $172,000, or 32.5%, to $702,000 for the three months ended March 31, 2007, from $530,000 for the three months ended March 31, 2006. The increase resulted from growth of $12.6 million in the average balance of outstanding Federal Home Loan Bank advances from $47.0 million for the quarter ended March 31, 2006, to $59.6 million for the quarter ended March 31, 2007. In addition, the cost of Federal Home Loan Bank advances increased from 4.52% in the 2006 period to 4.71% in the 2007 period.

Net Interest Income. Net interest income increased $795,000, or 8.1%, to $10.6 million for the three months ended March 31, 2007, from $9.8 million at March 31, 2006, as growth in the balances of interest-earning assets more than offset balance increases of interest-bearing liabilities. Our net interest rate spread was 2.12% for the three months ended March 31, 2007, compared to 2.47% for the three months ended March 31, 2006. The decline in the net interest rate spread resulted from an increase in the cost of funds caused by the continually rising interest rate environment.

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

Based on management's evaluation, provisions of $992,000 and $370,000 were made during the three months ended March 31, 2007, and March 31, 2006, respectively. This increase was due to subjective factors based on economic trends in the market. The Bank does not have any subprime lending programs.

Noninterest Income. Noninterest income increased $364,000 to $6.0 million for the three months ended March 31, 2007, from $5.6 million for the three months ended March 31, 2006, an increase of 6.5%. The Company's implementation of charging non-sufficient funds fees for debit card transactions led to a $565,000 growth in service charges and fees. This increase was partially offset by $97,000 in title fee income for the three months ended March 31, 2006, with no corresponding income in 2007 due to the closure of Community Title, L.L.C. Also, a decrease in income earned on deferred compensation accounts caused other noninterest income to decline by $86,000.

Noninterest Expense. Noninterest expense decreased $810,000, or 5.5%, to $13.8 million for the three months ended March 31, 2007, compared to $14.6 million for the three months ended March 31, 2006. The decrease in noninterest expense was primarily due to decreases of $1.0 million in salaries and employee benefits caused by staffing adjustments to improve overall efficiency and $205,000 in advertising. Outside professional services expense increased by $857,000 due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Also, supervision fees, which are included in outside professional services expense, increased by $214,000 due to the new regulatory environment associated with our conversion from a credit union to a bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the three months ended March 31, 2007, we incurred income tax expense of $673,000 on our pre-tax income compared to an income tax benefit of $5.9 million, net of the $6.1 million tax benefit due to our change in tax status, for the three months ended March 31, 2006.

Analysis of Net Interest Income - Three Months Ended March 31, 2007, and 2006

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

	Three Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$ 952,864	$ 13,505	5.67%	$ 1,054,761	$ 14,148	5.37%
Mortgage-backed securities	93,013	1,058	4.55	24,180	263	4.35
Collateralized mortgage obligations	290,623	3,765	5.18	88,404	936	4.24
Investment securities	30,871	304	3.94	44,275	346	3.13
FHLB stock	3,740	50	5.35	3,700	43	4.65
Interest-earning deposit accounts	84,628	1,228	5.80	112,410	841	2.99
Total interest-earning assets	1,455,739	19,910	5.47	1,327,730	16,577	4.99
Noninterest -earning assets	97,421			107,837
Total assets	$ 1,553,160			$ 1,435,567
Interest-bearing liabilities
Interest-bearing demand	66,435	58	0.35	72,568	54	0.30
Savings and money market	640,739	4,508	2.81	753,605	4,328	2.30
Time	350,635	4,085	4.66	210,201	1,903	3.62
Borrowings	59,588	702	4.71	46,949	530	4.52
Total interest-bearing liabilities	1,117,397	9,353	3.35	1,083,323	6,815	2.52
Noninterest- bearing liabilities	220,099			242,743
Total liabilities	1,337,496			1,326,066
Total capital	215,664			109,501
Total liabilities and capital	$ 1,553,160			$ 1,435,567
Net interest income		$ 10,557			$ 9,762
Net interest rate spread			2.12%			2.47%
Net earning assets	$ 338,342			$ 244,407
Net interest margin			2.90%			2.94%
Average interest-earning assets to average interest-bearing liabilities	130.28%			122.56%

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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$ (1,415)	$ 772	$ (643)
Mortgage-backed securities	782	13	795
Collateralized mortgage obligations	2,577	252	2,829
Investment securities	(119)	77	(42)
FHLB stock	-	7	7
Interest-earning deposit accounts	(248)	635	387
Total interest-earning assets	$ 1,577	$ 1,756	3,333
Interest-bearing liabilities
Interest-bearing demand	$ (5)	$ 9	4
Savings and money market	(707)	887	180
Time	1,527	655	2,182
Borrowings	148	24	172
Total interest-bearing liabilities	963	1,575	2,538
Net interest income	$ 614	$ 181	$ 795

The net interest spread for the three months ended March 31, 2007, decreased to 2.12% from 2.47% for the same three month period in 2006. There was a 9.6% increase in average total interest-earning assets to $1.46 billion from $1.33 billion for the same time period last year. Although the net interest spread decreased, the increase in average interest-earning assets caused the net interest margin to decline by only four basis points compared to the prior year. The yield on average interest-earning assets for the three month period ended March 31, 2007, increased to 5.47% from 4.99% during the same period in 2006 due to higher yielding loans and investments. Average interest-bearing liabilities increased 3.1% to $1.12 billion in 2007 from $1.08 billion for the same period last year as a result of adding $61.0 million in public funds at a weighted average rate of 5.25%. The cost of average interest-bearing liabilities increased to 3.35% during 2007 from 2.52% for 2006; this reduction in the spread is partially due to the inverted yield curve as we added more time accounts at a higher rate.

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

Next Page

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2007, ViewPoint Bank had an additional borrowing capacity of $488.2 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 97.9% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

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

During the three months ended March 31, 2007, cash and cash equivalents decreased $24.5 million, or 15.7%, from $155.9 million as of December 31, 2006, to $131.4 million as of March 31, 2007. Cash outflows from investing activities of $100.5 million was greater than cash from operating activities of $1.8 million and cash inflows from financing activities of $74.2 million for the three months ended March 31, 2007. Primary sources of cash for the three months ended March 31, 2007, included an increase in deposits of $68.7 million, a decrease in loans of $58.1 million, and maturities, prepayments, and calls of available-for-sale securities of $18.2 million. Primary uses of cash included purchases of securities available for sale of $135.0 million, purchases of loans of $43.0 million, and a funding of loans originated for sale of $5.8 million.

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

	March 31, 2007
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total

	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$ 10,681	$ 18,990	$ 11,706	$ 20,441	$ 61,818
Operating leases (premises)	799	1,491	619	83	2,992
New markets equity fund	1,600	-	-	-	1,600
Total borrowings and operating leases	$ 13,080	$ 20,481	$ 12,325	$ 20,524	66,410
Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	19,153
Unused lines of credit	-	-	-	-	153,466
Total loan commitments	-	-	-	-	172,619
Total contractual obligations and loan commitments					$ 239,029

Next Page

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at March 31, 2007, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a "well-capitalized" status under the capital categories of the Office of Thrift Supervision. Based on capital levels at March 31, 2007, ViewPoint Bank was considered to be well-capitalized.

At March 31, 2007, ViewPoint Bank's equity totaled $161.0 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. At March 31, 2007, and December 31, 2006, actual capital levels and minimum required capital levels for the Bank were as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2007:
Total capital (to risk weighted assets)	$ 161,227	16.34%	$ 78,926	8.00%	$ 98,658	10.00%
Tier 1 (core) capital (to risk weighted assets)	155,236	15.73	39,463	4.00	59,195	6.00
Tier 1 (core) capital (to adjusted total assets)	155,236	9.70	63,984	4.00	79,980	5.00

As of December 31, 2006:
Total capital (to risk weighted assets)	$ 161,239	16.34%	$ 78,964	8.00%	$ 98,706	10.00%
Tier 1 (core) capital (to risk weighted assets)	155,038	15.71	39,482	4.00	59,223	6.00
Tier 1 (core) capital (to adjusted total assets)	155,038	10.16	61,043	4.00	76,302	5.00

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

ViewPoint Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, which are primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The board of directors sets the asset and liability policy for ViewPoint Bank, which is implemented by the asset/liability committee.

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

The committee generally meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle, maintain our well capitalized status, and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly. Senior managers oversee the process on a daily basis.

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

ViewPoint Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the table below, we are in compliance with this aspect of our asset/liability management policy.

The tables presented below, as of March 31, 2007, and December 31, 2006, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, we would benefit from a decrease in market rates of interest. Our NPV would be negatively impacted by an increase in interest rates.

Next Page

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

March 31, 2007
Change in Interest Rates in Basis Points	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio %
(Dollars in Thousands)

300	109,566	(43,670)	(28.50)	7.29
200	123,823	(29,413)	(19.20)	8.07
100	138,815	(14,421)	(9.41)	8.87
0	153,236	---	---	9.60
(100)	167,912	14,676	9.58	10.34
(200)	181,257	28,022	18.29	11.01
(300)	195,993	42,757	27.90	11.72

December 31, 2006
Change in Interest Rates in Basis Points	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio %
(Dollars in Thousands)

300	109,283	(42,252)	(27.88)	7.59
200	122,966	(28,569)	(18.85)	8.39
100	137,722	(13,813)	(9.12)	9.23
0	151,535	---	---	9.97
(100)	165,111	13,576	8.96	10.69
(200)	176,053	24,518	16.18	11.25
(300)	187,052	35,517	23.44	11.80

ViewPoint Bank's NPV was $153.2 million, or 9.60%, of the market value of portfolio assets as of March 31, 2007, as compared to $151.5 million, or 9.97%, of the market value of portfolio assets as of December 31, 2006. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $29.4 million decrease in our NPV at March 31, 2007, an increase from $28.6 million at December 31, 2006, and would result in a 153 basis point decrease in our NPV ratio to 8.07% at March 31, 2007, as compared to a 158 basis point decrease to 8.39% at December 31, 2006. An immediate 200 basis point decrease in market interest rates would result in a $28.0 million increase in our NPV at March 31, 2007, an increase from $24.5 million at December 31, 2006, and would result in a 141 basis point increase in our NPV ratio to 11.01% at March 31, 2007, as compared to a 128 basis point increase in our NPV ratio to 11.25% at December 31, 2006.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates.

Next Page

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

Next Page

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Next Page

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

Item 1.A. Risk Factors

No material changes to risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Next Page

Item 6. Exhibits

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
4.1	Certificate of Registrant's Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.2	Employment Agreement by and between ViewPoint Bank, the Registrant's wholly owned operating subsidiary and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.3	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.4	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32992).
10.5	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.6	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
11	Statement re computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

Next Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group (Registrant)
Date:	May 10, 2007	/s/ Garold R. Base Garold R. Base Chief Executive Officer (Duly Authorized Officer)

Date:	May 10, 2007	/s/ Pathie E. McKee Pathie E. McKee Chief Financial Officer and Treasurer (Principal Financial Officer)

Next Page

EXHIBIT INDEX

Exhibits:
31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications

Next Page