Form 10-Q
period 2007-06-30
ViewPoint Financial Group
filed 2007-08-09
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Large accelerated filer __ Accelerated filer X Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES__ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	25,853,946
Class	Shares Outstanding as of August 7, 2007

NEXT PAGE

NEXT PAGE

PART 1 -- FINANCIAL INFORMATION
Item 1. Financial Statements

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$ 35,320	$ 40,464
Short-term interest-bearing deposits in other
financial institutions	80,964	115,391
Total cash and cash equivalents	116,284	155,855
Securities available for sale	488,666	324,523
Securities held to maturity (fair value June 30, 2007 - $7,870, December 31, 2006 - $11,236)	7,870	11,271
Loans held for sale	2,281	3,212
Loans, net of allowance of $6,166-June 30, 2007, $6,507-December 31, 2006	919,034	965,452
Federal Home Loan Bank stock, at cost	4,432	3,724
Mortgage servicing rights	1,679	1,760
Foreclosed assets, net	931	655
Premises and equipment, net	41,298	42,262
Membership capital account at corporate credit union	1,000	1,000
Accrued interest receivable	6,489	5,867
Other assets	14,765	14,179

Total assets	$ 1,604,729	$ 1,529,760
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$ 197,162	$ 211,301
Interest-bearing demand	73,207	69,711
Savings and money market	635,884	647,706
Time	389,232	306,163
Total deposits	1,295,485	1,234,881
Federal Home Loan Bank advances	70,705	55,762
Other liabilities	28,410	24,339
Total liabilities	1,394,600	1,314,982

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued -- June 30, 2007; 25,788,750 shares issued- December 31, 2006	262	258
Additional paid-in capital	112,375	111,844
Retained earnings	113,103	111,849
Accumulated other comprehensive income (loss)	(2,431)	(69)
Unearned Employee Stock Ownership Plan (ESOP) shares;
858,765 shares -- June 30, 2007; 905,185 shares -- December 31, 2006	(8,664)	(9,104)
Treasury stock, at cost;
246,227 shares -- June 30, 2007; 0 shares -- December 31, 2006	(4,516)	-
Total shareholders' equity	210,129	214,778

Total liabilities and shareholders' equity	$ 1,604,729	$ 1,529,760

See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
Interest and dividend income
Loans, including fees	$ 13,751	$ 14,193		$ 27,255	$ 28,342
Taxable securities	6,214	2,318		11,342	3,863
Interest-bearing deposits in other financial institutions	759	1,053		1,987	1,894
Other	48	46		98	88
	20,772	17,610		40,682	34,187
Interest expense
Deposits	9,306	7,020		17,957	13,304
Federal Home Loan Bank advances	822	564		1,523	1,094
	10,128	7,584		19,480	14,398

Net interest income	10,644	10,026		21,202	19,789
Provision for loan losses	590	439		1,582	809

Net interest income after provision for loan losses	10,054	9,587		19,620	18,980

Noninterest income
Service charges and fees	5,591	4,887		10,992	9,723
Brokerage fees	148	156		292	296
Net gain on sales of loans	61	61		72	112
Loan servicing fees	72	73		147	130
Title fee income	-	117		-	242
Other	353	285		714	703
	6,225	5,579		12,217	11,206
Noninterest expense
Salaries and employee benefits	7,371	8,302		14,997	16,963
Advertising	691	923		1,133	1,571
Occupancy and equipment	1,271	1,404		2,632	2,750
Outside professional services	1,098	203		2,023	344
Data processing	1,021	1,047		1,982	2,122
Office operations	1,544	1,647		3,079	3,338
Charter conversion costs	-	-		-	101
Deposit processing charges	306	232		592	444
Other	948	947		1,598	1,667
	14,250	14,705		28,036	29,300

Income before income tax expense (benefit)	2,029	461		3,801	886
Income tax expense (benefit)	714	633		1,387	(5,325)

Net income (loss)	$ 1,315	$ (172)		$ 2,414	$ 6,211

Pro forma income information:
Less tax benefit- change in status	-	-		-	6,108
Pro forma net income (loss)	$ 1,315	$ (172)		$ 2,414	$ 103
Earnings per share:
Basic	$ 0.05	$ n/a	[1]	$ 0.09	$ n/a	[1]

Diluted	$ 0.05	$ n/a	[1]	$ 0.09	$ n/a	[1]

See accompanying notes to unaudited consolidated financial statements.

____________________________
1Earnings per share data for 2006 are not applicable because the Company's stock offering concluded on September 29, 2006.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$ 1,315	$ (172)	$ 2,414	$ 6,211

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	(5,036)	(1,271)	(3,615)	(2,031)
Tax effect	1,746	438	1,253	1,174
Other comprehensive income (loss), net of tax	(3,290)	(833)	(2,362)	(857)

Comprehensive income (loss)	$ (1,975)	$ (1,005)	$ 52	$ 5,354

See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands)

	Regular Reserve	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended June 30, 2006
Balance at January 1, 2006	$ 35,786	$ 66,627	$ (1,232)	$ 101,181
Transfer due to conversion	(35,786)	35,786	-	-
Comprehensive income:
Net income	-	6,211	-	6,211
Change in net unrealized gains (losses) on securities available for sale	-	-	(857)	(857)
Total comprehensive income				5,354
Balance at June 30, 2006	$ -	$ 108,624	$ (2,089)	$ 106,535

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
For the six months ended June 30, 2007
Balance at January 1, 2007	$ 258	$ 111,844	$ (9,104)	$ 111,849	$ (69)	$ -	$214,778
ESOP shares earned, 46,420 shares	-	335	440	-	-	-	775
Treasury stock purchased at cost, 246,227 shares	-	-	-	-	-	(4,516)	(4,516)
Management restricted stock granted	4	(4)	-	-	-	-	-
Stock based compensation expense	-	200	-	-	-	-	200
Dividends declared ($0.10 per share)	-	-	-	(1,160)	-	-	(1,160)
Comprehensive income:
Net income	-	-	-	2,414	-	-	2,414
Change in net unrealized gains (losses) on securities available for sale	-	-	-	-	(2,362)	-	(2,362)
Total comprehensive income							52
Balance at June 30, 2007	$ 262	$ 112,375	$ (8,664)	$ 113,103	$ (2,431)	$ (4,516)	$ 210,129

See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$ 2,414	$ 6,211
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,582	809
Depreciation and amortization	2,232	2,372
Net premium amortization of securities	(418)	96
ESOP compensation expense	775	-
Share-based compensation expense	200	-
Loss on new markets equity fund	101
Amortization of mortgage servicing rights	156	204
Net (gain) loss on loans held for sale	(72)	(112)
Loans originated for sale	(10,762)	(9,110)
Proceeds from sale of loans held for sale	11,639	7,055
Lower of cost or market on loans held for sale	52	-
FHLB stock dividends	(98)	(88)
(Gain)/loss on disposition of property and equipment	-	7
Net (gain)/loss on sales of other real estate owned	(7)	6
Net change in deferred loan costs	1,814	2,068
Net change in accrued interest receivable	(622)	(117)
Net change in other assets	474	(6,087)
Net change in other liabilities	4,711	3,329
Net cash from operating activities	14,171	6,643

Cash flows from investing activities
Net (increase) decrease in certificates of deposit with other financial institutions	-	11,000
Contribution to new markets equity fund	(640)	-
Available-for-sale securities:
Maturities, prepayments and calls	50,243	16,004
Purchases	(217,568)	(122,297)
Held-to-maturity securities:
Maturities, prepayments and calls	3,387	16,099
Loans purchased	(44,737)	(8,887)
Participation loans sold	1,000	7,402
Net change in loans	86,113	69,282
Net change in NCUSIF deposit	-	10,424
(Purchase) redemption of FHLB stock	(610)	273
Purchases of premises and equipment	(1,268)	(2,255)
Proceeds on sale of other real estate owned	467	44
Net cash from investing activities	(123,613)	(2,911)

Cash flows from financing activities
Net change in deposits	60,604	97,994
Proceeds from Federal Home Loan Bank advances	20,187	8,159
Repayments on Federal Home Loan Bank advances	(5,244)	(4,259)
Treasury stock purchased	(4,516)	-
Payment of dividend	(1,160)	-
Net cash from financing activities	69,871	101,894

See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2007	2006

Net change in cash and cash equivalents	(39,571)	105,626

Beginning cash and cash equivalents	155,855	125,513

Ending cash and cash equivalents	$ 116,284	$ 231,139

Supplemental cash flow information:
Interest paid	$ 19,269	$ 14,150
Income taxes paid	$ 1,523	$ -

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$ 736	$ 465

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

As of June 30, 2007, ViewPoint MHC (the "MHC") was the majority (55%) shareholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.

2. Stock Issuance

The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance ("the Plan of Reorganization"). According to the Plan of Reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation, which owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company, which owns 55% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank succeeded to the business and operations of the bank in its mutual form and the Stock Holding Company sold a minority interest in its common stock in a public stock offering that became effective on September 29, 2006.

Plan of Reorganization was approved by the OTS and by the Bank's members.

Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization continued to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who became depositors of the Bank subsequent to the reorganization have such membership and liquidation rights with respect to the Mutual Holding Company.

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

On September 29, 2006, the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706, net of conversion expenses of $4,059 and net of an ESOP loan of $9,284. The Company also issued 14,183,812 shares of common stock to its parent company, ViewPoint MHC (the "MHC"). Accordingly, the MHC holds 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. The proceeds from the offering have initially been invested in securities. ViewPoint Financial Group contributed approximately $56.0 million of the stock proceeds to ViewPoint Bank as a capital contribution.

With a portion of the proceeds retained, the Company loaned its employee stock ownership plan $9,284 to enable it to buy 8% (928,395 shares) of the shares issued in the offering to persons other than the MHC. The loan to the employee stock ownership plan will be repaid primarily from ViewPoint Bank's contributions to the employee stock ownership plan over a period of ten years. The interest rate for the loan is 5.21%. ViewPoint Financial Group may, in any plan year, make additional discretionary contributions for the benefit of plan participants.

3. Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six month periods ended June 30, 2007, follows. Earnings per share data is not provided for the same period in 2006 because the Company completed its stock offering on September 29, 2006.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Basic
Net income	$ 1,315	$ 2,414
Weighted average common shares outstanding	25,897,586	25,843,469

Less: Average unallocated ESOP shares	873,984	885,523
Average unvested restricted stock awards	184,707	92,864
Average shares	24,838,895	24,865,082

Basic earnings per common share	$ 0.05	$ 0.09

Diluted	$ 1,315	$ 2,414
Net income
Weighted average common shares outstanding for basic earnings per common share	24,838,895	24,865,082

Add: Dilutive effects of assumed exercises of stock options	-	-
Dilutive effects of full vesting of stock awards	-	-
Average shares and dilutive potential common shares	24,838,895	24,865,082

Diluted earnings per common share	$ 0.05	$ 0.09

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Stock options for 235,318 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and six months ended June 30, 2007, because the options' exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 420,208 shares of unvested restricted stock at June 30, 2007 that were anti-dilutive.

4. Dividends

On January 23, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on February 20, 2007, to shareholders of record as of February 7, 2007. On April 19, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on May 17, 2007, to shareholders of record as of May 3, 2007. ViewPoint MHC, which owns 55% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.

5. Stock-Based Compensation

At its annual meeting held May 22, 2007, the Company's shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under Statement of Financial Accounting Standard ("FAS") No. 123, Revised, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service (please see Note 7 for more information). Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.

The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $170,000 for the three and six months ended June 30, 2007. The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $30,000 for the three and six months ended June 30, 2007. The total income tax benefit recognized in the income statement for stock-based compensation was $68,000 for the three and six months ended June 30, 2007.

On May 22, 2007, the Company's Compensation Committee awarded 420,208 of the 464,198 shares of common stock available under the restricted stock portion of the Plan. The restricted shares were issued out of authorized but unissued common stock with a grant date fair value of $7.8 million. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. The Company is currently repurchasing ViewPoint Financial Group common stock to be treated as treasury stock in order to offset the authorized but unissued common stock used to issue the restricted shares. At June 30, 2007, 246,227 shares of treasury stock had been repurchased by the Company to date, and we plan to repurchase a total of 420,208 shares of treasury stock.

Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a restricted period of five years, subject to acceleration of vesting upon a change in control of ViewPoint Financial Group or upon the termination of the award recipients' service due to death or disability.

A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at June 30, 2007, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	-	$ -
Granted May 22, 2007	420,208	18.47
Vested	-	-
Forfeited	-	-

Non-vested at June 30, 2007	420,208	$ 18.47

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on May 22, 2007. As of June 30, 2007, there was $7.6 million of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 4.9 years.

On May 22, 2007, the Compensation Committee awarded 235,318 non-qualified stock options to key employees with an exercise price of $18.47. The fair value of each stock option awarded was estimated to be $5.85 on the date of grant, and is derived by using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	4.79%
Expected term of stock options (years)	7.50
Expected stock price volatility	21.20%
Expected dividends	1.08%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company's own stock volatility for the period since October 3, 2006, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options.

114,289 of the issued stock options vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date of five years. 121,029 of the issued stock options were one-time grants with 100% of the options vesting on May 22, 2012. As of June 30, 2007, there was $1.3 million of total unrecognized compensation expense related to non-vested shares awarded under the stock options plan. That expense is expected to be recognized over a weighted-average period of 4.9 years.

Under the terms of the Equity Incentive Plan, all stock options granted must vest over at least five years, subject to acceleration of vesting upon a change in control of ViewPoint Financial Group or upon the termination of the award recipients' service due to death or disability.

A summary of the activity under the stock option portion of the Equity Incentive Plan as of June 30, 2007, and changes for the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	-	$ -	-	$ -
Granted	235,318	18.47	4.89	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2007	235,318	$ 18.47	4.89	$ -
Exercisable at June 30, 2007	-	$ -	-	$ -

The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of June 30, 2007, the Company has not granted any stock appreciation rights.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

6. Loans

Loans consist of the following:

	June 30, 2007	December 31, 2006
Mortgage loans:
One-to four-family	$ 319,500	$ 282,918
Commercial	199,226	179,635
One-to four-family construction	414	1,146
Commercial construction	2,957	4,035
Home equity	81,767	83,899
	603,864	551,633

Automobile indirect loans	154,775	219,147
Automobile direct loans	122,845	151,861
Government-guaranteed student loans	5,602	5,410
Commercial -- non-mortgage loans	10,664	9,780
Consumer lines of credit and unsecured loans	17,616	21,284
Other consumer loans, secured	8,072	9,268
Total gross loans	923,438	968,383

Deferred net loan origination costs	1,762	3,576
Allowance for loan losses	(6,166)	(6,507)

	$ 919,034	$ 965,452

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Beginning balance	$ 6,261	$ 7,286	$ 6,507	$ 7,697

Provision for loan losses	590	439	1,582	809
Loans charged-off	(1,122)	(945)	(2,838)	(1,906)
Recoveries	437	310	915	490

Ending balance	$ 6,166	$ 7,090	$ 6,166	$ 7,090

7. Recent Accounting Developments

Statement of Financial Accounting Standard ("FAS") No. 123, Revised, requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

NEXT PAGE

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)

The Company's shareholders approved the 2007 Equity Incentive Plan on May 22, 2007, at the Company's annual meeting. The Company is accounting for the Equity Incentive Plan under FAS No. 123, Revised. Please see Note 5 for additional discussion.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies whenever other standards require or permit that assets or liabilities be measured at fair value. The Statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value which will result in greater consistency and comparability among financial statements prepared under accounting principles generally accepted in the United States of America. The standard is effective for fiscal years beginning after November 15, 2007. The Company has elected not to early adopt SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has elected not to early adopt SFAS No. 159.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.
The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

The Company and its subsidiary are subject to U.S. federal income tax as well as margin tax of the state of Texas. The Company is not subject to examination by taxing authorities for years before 2006, as we were not a taxable entity prior to that date. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

NEXT PAGE

Second Quarter Highlights

  Earnings before tax have increased by $1.6 million, from $461,000 for the three months ended June 30, 2006, to $2.0 million for the three months ended June 30, 2007.
  Total assets increased by $75.0 million from December 31, 2006, to June 30, 2007.
  Total deposits increased by $60.6 million from December 31, 2006, to June 30, 2007.
  Basic and diluted earnings per share for the three and six months ended June 30, 2007, were $0.05 per share and $0.09 per share, respectively.

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

Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending and decrease our emphasis on indirect automobile lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

Comparison of Financial Condition at June 30, 2007, and December 31, 2006

General. Total assets increased by $75.0 million, or 4.9%, to $1.60 billion at June 30, 2007, from $1.53 billion at December 31, 2006. The increase was primarily a result of growth in investment securities of $160.7 million, which were purchased primarily with funds received from the increased deposit base and maturing loans. This increase was partially offset by decreases in net loans of $47.3 million and cash and cash equivalents of $39.6 million.

Loans. Our net loan portfolio decreased $47.3 million, or 4.9%, from $968.7 million at December 31, 2006, to $921.3 million at June 30, 2007. This decline is an expected element of our previously announced strategy to transition our loan portfolio away from consumer loans, in particular indirect automobile loans, into one- to four-family and commercial real estate loans. The decline in loans has slowed from the six months ended June 30, 2006, during which our net loan portfolio declined by $69.0 million, or 6.4%. We expect the rate of this decline to continue to slow, and ultimately be reversed, as our consumer loan portfolio is paid down and the rate of increase in our one- to four-family and commercial real estate loan portfolio begins to outpace these paydowns. As consumer loan balances decline, available funds are invested into securities until these funds can be redeployed into one- to four- family and commercial real estate loans. The consumer loan portfolio, including automobile loans, declined $98.1 million, or 24.1%, while real estate and commercial business loans increased a combined $53.1 million, or 9.5%. We are currently seeing the most growth in our one-to four-family loans, which increased $36.6 million, or 12.9%, from December 31, 2006 due to the purchase of $43.6 million in one-to four-family real estate loans from Countrywide Home Loans, Inc, and ABN Amro Mortgage Group. These purchased loans meet our underwriting guidelines.

We sold one- to four-family real estate loans in the aggregate amounts of $11.6 million and $7.1 million during the six month periods ended June 30, 2007, and 2006, respectively.

We sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset/liability management policy. Additionally, sales of whole real estate loans can be beneficial to us since these sales generally generate fee income at the time of sale, produce future servicing income on loans where servicing is retained, provide availability of funds for additional lending and other investments, and increase liquidity. We have a mortgage servicing rights asset in the amount of $1.7 million at June 30, 2007, and $1.8 million at December 31, 2006, related to the loans we previously sold that we are currently servicing for others.

NEXT PAGE

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as environmental factors such as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize an environmental factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114.

The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to four- family and commercial real estate loans, where management has concerns about the borrower's ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

The Company is continuing to decrease its portfolio in consumer loans, especially indirect automobile loans which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses. For the six months ended June 30, 2007, net charge-offs totaled $1.9 million, as compared to $1.4 million for the six months ended June 30, 2006, with the highest number of charge-offs in the indirect automobile and consumer lines of credit portfolios.

Our allowance for loan losses at June 30, 2007, was $6.2 million, or 0.67% of loans, compared to $6.5 million, or 0.67% of loans, at December 31, 2006. The decline in the allowance for loan losses resulted from the continued decline of our consumer lending portfolio as we focus on growing our real estate and commercial loan portfolios. Nonperforming loans remained relatively flat from $3.0 million at December 31, 2006, to $3.1 million at June 30, 2007, increasing our nonperforming loans to total loans ratio from 0.31% at December 31, 2006, to 0.34% at June 30, 2007.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	June 30, 2007	December 31, 2006
(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$ 1,463	$ 986

Period-end loans with allocated allowance for loan losses	3,011	2,461

Total	$ 4,474	$ 3,447

Amount of the allowance for loan losses allocated to impaired loans at period end	$ 354	$ 305

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average of individually impaired loans during the period	$ 4,043	$ 3,744

NEXT PAGE

Nonperforming loans were as follows:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$ -	$ 30
Nonaccrual loans	1,828	1,304
Troubled debt restructurings	1,269	1,686

Total	$ 3,097	$ 3,020

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At June 30, 2007, nonperforming loans consisted of 32.3% commercial real estate, 30.7% direct automobile, 11.9% indirect automobile, 3.1% other consumer, 2.9% home equity, 16.2% other commercial, and 2.9% residential real estate loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $39.6 million, or 25.4%, from $155.9 million at December 31, 2006, to $116.3 million at June 30, 2007. This decrease primarily resulted from movement of funds from depository accounts into higher yielding investment securities.

Securities. The securities portfolio increased $160.7 million, or 47.9%, to $496.5 million at June 30, 2007, from $335.8 million at December 31, 2006. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches the Company's growth in available funding. During the six months ended June 30, 2007, we purchased $217.6 million of securities with a weighted average yield of 5.76%, which assisted in increasing the yield on earning assets from 5.08% for the six months ended June 30, 2006 to 5.50% for the six months ended June 30, 2007. Purchases had a weighted average life of 4.29 years and were a mix of collateralized mortgage obligations (58%), hybrid mortgage-backed securities (28%), mortgage-backed securities (5%), trust preferred securities (6%) and agency bonds (3%).

Deposits. Total deposits increased by $60.6 million, or 4.9%, to $1.30 billion at June 30, 2007, as compared to $1.23 billion at December 31, 2006. Time deposits increased by $83.1 million, primarily due to $61.0 million in new public fund certificates opened in 2007 with a weighted average rate of 5.25%.

We are currently focusing on building our business account products and offering consumer accounts that offer a wide range of services to best meet our customers' banking needs. Also, we will continue to place emphasis on obtaining higher balance public fund accounts.

Borrowings. Federal Home Loan Bank advances increased $14.9 million, or 26.8%, to $70.7 million at June 30, 2007, from $55.8 million at December 31, 2006. As of June 30, 2007, the current balance of settled advances had a weighted average rate of 4.76%. The Company continues to borrow to match current real estate loan production in the portfolio as an asset/liability management tool. The Company was eligible to borrow an additional $547.4 million as of June 30, 2007.

Equity. Total equity declined by $4.6 million, or 2.2%, to $210.1 million at June 30, 2007, from $214.8 million at December 31, 2006. Undistributed net income of $2.4 million was offset by $2.4 million of unrealized losses on available for sale securities, as compared to a loss of $69 thousand at December 31, 2006. The Company granted management restricted stock options in May 2007 which was offset by corresponding increases in additional paid-in capital and common stock. Also, the Company purchased 246,227 shares of common stock and placed them into treasury during the quarter, reducing equity by $4.5 million.

NEXT PAGE

Comparison of Results of Operation for the Three Months Ended June 30, 2007, and 2006
General. The Company recognized earnings of $1.3 million for the three months ended June 30, 2007, compared to a loss of $172,000 for the three months ended June 30, 2006. Income before income tax expense for the three months ended June 30, 2007, was $2.0 million, an increase of $1.6 million from $461,000 for the three months ended June 30, 2006.

The increase in income before income tax expense resulted from higher interest income of $3.2 million, an increase of 18.0%, higher noninterest income of $646,000, an increase of 11.6%, and lower noninterest expense of $455,000, a decrease of 3.1%. These amounts were partially offset by an increase in the provision for loan losses of $151,000, or 34.4%, and higher interest expense of $2.5 million, an increase of 33.5%.

Interest Income. Interest income increased by $3.2 million, or 18.0%, to $20.8 million for the three months ended June 30, 2007, from $17.6 million for the three months ended June 30, 2006. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $2.9 million and $1.1 million, respectively, due to increases in the volume on both of these types of securities and an increase in the yield on collateralized mortgage obligations.

The weighted average yield on loans increased from 5.55% for the three months ended June 30, 2006, to 5.91% for the three months ended June 30, 2007. As loans with lower rates matured, the proceeds were reinvested in loans with higher yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $2.5 million, or 33.5%, to $10.1million for the three months ended June 30, 2007, from $7.6 million for the three months ended June 30, 2006. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Also, increased volume in our time accounts contributed to the increase in interest expense, as the average balances in time deposits increased by $150.0 million compared to the second quarter of 2006. Our weighted average rate paid on interest-bearing liabilities was 3.49% for the three months ended June 30, 2007, compared to 2.66% for the same time period in 2006.

Interest expense on Federal Home Loan Bank advances increased $258,000, or 45.7%, to $822,000 for the three months ended June 30, 2007, from $564,000 for the three months ended June 30, 2006. The increase resulted from growth of $18.1 million in the average balance of outstanding Federal Home Loan Bank advances from $50.3 million for the quarter ended June 30, 2006, to $68.4 million for the quarter ended June 30, 2007. In addition, the cost of Federal Home Loan Bank advances increased from 4.49% in the 2006 period to 4.81% in the 2007 period.

Net Interest Income. Net interest income increased $618,000, or 6.2%, to $10.6 million for the three months ended June 30, 2007, from $10.0 million at June 30, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities. The net interest spread for the three months ended June 30, 2007, decreased to 2.05% from 2.50% for the same three month period in 2006. There was a 10.0% increase in average total interest-earning assets to $1.50 billion from $1.36 billion for the same time period last year. Although the net interest spread decreased, the increase in average interest-earning assets caused the net interest margin to decline by only 10 basis points compared to the prior year. The yield on average interest-earning assets for the three month period ended June 30, 2007, increased to 5.54% from 5.16% during the same period in 2006 due to higher yielding loans and investments.

Average interest-bearing liabilities increased 1.7% to $1.16 billion in 2007 from $1.14 billion for the same period last year. This increase primarily resulted from an increase in the volume of time accounts and increases in the cost of interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.49% during 2007 from 2.66% for 2006.

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

NEXT PAGE

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

Based on management's evaluation, provisions of $590,000 and $439,000 were made during the three months ended June 30, 2007, and June 30, 2006, respectively. This increase was due to an increase in consumer charge-offs.

Noninterest Income. Noninterest income increased $646,000, or 11.6%, to $6.2 million for the three months ended June 30, 2007, from $5.6 million for the three months ended June 30, 2006. The Company's implementation of an overdraft protection service led to a $704,000 growth in service charges and fees. This service covers transactions in accounts with insufficient funds for a fee and is monitored closely for excessive overdraft activity. This increase was partially offset by $117,000 in title fee income for the three months ended June 30, 2006, with no corresponding income in 2007 due to the closure of Community Title, L.L.C.

Noninterest Expense. Noninterest expense decreased $455,000, or 3.1%, to $14.3 million for the three months ended June 30, 2007, compared to $14.7 million for the three months ended June 30, 2006. The decrease in noninterest expense was primarily due to decreases of $931,000 in salaries and employee benefits caused by staffing adjustments to improve overall efficiency and $232,000 in advertising. Outside professional services expense increased by $895,000 due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Also, supervision fees, which are included in outside professional services expense, increased by $279,000 due to the new regulatory environment associated with our conversion from a credit union to a bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the three months ended June 30, 2007, we incurred income tax expense of $714,000 on our pre-tax income compared to an income tax expense of $633,000, for the three months ended June 30, 2006. In June 2006, the Company recognized higher income tax expense and decreased the amount of the deferred tax asset due to a change in the Texas margin tax law.

Analysis of Net Interest Income -- Three Months Ended June 30, 2007, and 2006

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

NEXT PAGE

	Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$ 930,566	$ 13,751	5.91%	$ 1,023,106	$ 14,193	5.55%
Mortgage-backed securities	140,215	1,688	4.82	51,055	621	4.87
Collateralized mortgage obligations	316,911	4,255	5.37	121,843	1,335	4.38
Investment securities	40,371	271	2.69	42,790	362	3.38
FHLB stock	4,196	48	4.58	3,742	46	4.92
Interest-earning deposit accounts	68,429	759	4.44	121,846	1,053	3.46
Total interest-earning assets	1,500,688	20,772	5.54	1,364,382	17,610	5.16

Noninterest -earning assets	92,252			103,539

Total assets	$ 1,592,940			$ 1,467,921

Interest-bearing liabilities
Interest-bearing demand	72,257	89	0.49	96,118	58	0.24
Savings and money market	635,640	4,565	2.87	759,954	4,646	2.45
Time	384,128	4,652	4.84	234,107	2,316	3.96
Borrowings	68,355	822	4.81	50,283	564	4.49
Total interest-bearing liabilities	1,160,380	10,128	3.49	1,140,462	7,584	2.66

Noninterest-bearing liabilities	218,701			220,362

Total liabilities	1,379,081			1,360,824

Total capital	213,859			107,097

Total liabilities and capital	$ 1,592,940			$ 1,467,921

Net interest income		$ 10,644			$ 10,026
Net interest rate spread			2.05%			2.50%
Net earning assets	$ 340,308			$ 223,920
Net interest margin			2.84%			2.94%
Average interest-earning assets to average interest-bearing liabilities	129.33%			119.63%

NEXT PAGE

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to

	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$ (1,332)	$ 890	$ (442)
Mortgage-backed securities	1,073	(6)	1,067
Collateralized mortgage obligations	2,560	360	2,920
Investment securities	(20)	(71)	(91)
FHLB stock	5	(3)	2
Interest-earning deposit accounts	(541)	247	(294)
Total interest-earning assets	$ 1,745	$ 1,417	3,162

Interest-bearing liabilities
Interest-bearing demand	$ (17)	$ 48	31
Savings and money market	(824)	743	(81)
Time	1,731	605	2,336
Borrowings	215	43	258
Total interest-bearing liabilities	1,105	1,439	2,544

Net interest income	$ 640	$ (22)	$ 618

NEXT PAGE

Comparison of Results of Operation for the Six Months Ended June 30, 2007, and 2006

General. The Company recognized earnings of $2.4 million for the six months ended June 30, 2007, compared to earnings of $6.2 million for the six months ended June 30, 2006. Net income for the six months ended June 30, 2006, included a $6.1 million tax benefit due to the Company's change in tax status at the beginning of 2006.

Income before income tax expense (benefit) for the six months ended June 30, 2007, was $3.8 million, an increase of $2.9 million from $886,000 for the six months ended June 30, 2006. The increase in income before income tax expense (benefit) resulted from higher interest income of $6.5 million, an increase of 19.0%, higher noninterest income of $1.0 million, an increase of 9.0%, and lower noninterest expense of $1.3 million, a decrease of 4.3%. These amounts were partially offset by an increase in the provision for loan losses of $773,000, or 95.6%, and higher interest expense of $5.1 million, an increase of 35.3%.

Interest Income. Interest income increased by $6.5 million, or 19.0%, to $40.7 million for the six months ended June 30, 2007, from $34.2 million for the six months ended June 30, 2006. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $5.7 million and $1.9 million, respectively, due to increases in the volume on both of these types of securities and an increase in the yield on collateralized mortgage obligations.

The weighted average yield on loans increased from 5.08% for the six months ended June 30, 2006, to 5.50% for the six months ended June 30, 2007. As loans with lower rates matured, the proceeds were reinvested in loans with higher yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $5.1 million, or 35.3%, to $19.5 million for the six months ended June 30, 2007, from $14.4 million for the six months ended June 30, 2006. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher interest rates. Also, increased volume in our time accounts contributed to the increase in interest expense, as the average balances in time deposits at June 30, 2007, increased by $145.2 million compared to June 30, 2006. Our weighted average rate paid on interest-bearing liabilities was 3.42% for the six months ended June 30, 2007, compared to 2.56% for the same time period in 2006.

Interest expense on Federal Home Loan Bank advances increased $429,000, or 39.2%, to $1.5 million for the six months ended June 30, 2007, from $1.1 million for the six months ended June 30, 2006. The increase resulted from growth of $15.4 million in the average balance of outstanding Federal Home Loan Bank advances from $48.6 million at June 30, 2006, to $64.0 million at June 30, 2007. In addition, the cost of Federal Home Loan Bank advances increased from 4.50% in the 2006 period to 4.76% in the 2007 period.

Net Interest Income. Net interest income increased $1.4 million, or 7.1%, to $21.2 million for the six months ended June 30, 2007, from $19.8 million for the six months ended June 30, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities. Our net interest rate spread was 2.08% for the six months ended June 30, 2007, compared to 2.52% for the six months ended June 30, 2006. The decline in the net interest rate spread resulted from an increase in the cost of funds. There was a 9.9% increase in average total interest-earning assets to $1.48 billion from $1.35 billion for the same time period last year. Although the net interest spread decreased, the increase in average interest-earning assets caused the net interest margin to decline by only 7 basis points compared to the prior year. The yield on average interest-earning assets for the six month period ended June 30, 2007, increased to 5.50% from 5.08% during the same period in 2006 due to higher yielding loans and investments.

Average interest-bearing liabilities increased 1.3% to $1.14 billion in 2007 from $1.12 billion for the same period last year. This increase primarily resulted from an increase in the volume of time accounts and increases in the cost of interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.42% during 2007 from 2.56% for 2006.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio.

NEXT PAGE

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

Based on management's evaluation, provisions of $1.6 million and $809,000 were made during the six months ended June 30, 2007, and June 30, 2006, respectively. This increase was due to an increase in consumer charge-offs..

Noninterest Income. Noninterest income increased $1.0 million, or 9.0%, to $12.2 million for the six months ended June 30, 2007, from $11.2 million for the six months ended June 30, 2006. The Company's implementation of an overdraft protection service led to a $1.3 million increase in service charges and fees. This service covers transactions in accounts with insufficient funds for a fee and is monitored closely for excessive overdraft activity. This increase was partially offset by $242,000 in title fee income for the six months ended June 30, 2006, with no corresponding income in 2007 due to the closure of Community Title, L.L.C.

Noninterest Expense. Noninterest expense decreased $1.3 million, or 4.3%, to $28.0 million for the six months ended June 30, 2007, compared to $29.3 million for the six months ended June 30, 2006. The decrease in noninterest expense was primarily due to decreases of $2.0 million in salaries and employee benefits caused by staffing adjustments to improve overall efficiency and $438,000 in advertising. Outside professional services expense increased by $1.7 million due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Also, supervision fees, which are included in outside professional services expense, increased by $493,000 due to the new regulatory environment associated with our conversion from a credit union to a bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the six months ended June 30, 2007, we incurred income tax expense of $1.4 million on our pre-tax income compared to an income tax benefit of $5.3 million, net of the $6.1 million tax benefit due to our change in tax status, for the six months ended June 30, 2006.

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

NEXT PAGE

	Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$ 941,715	$ 27,255	5.79%	$ 1,039,022	$ 28,342	5.46%
Mortgage-backed securities	116,614	2,747	4.71	37,618	884	4.70
Collateralized mortgage obligations	303,767	8,020	5.28	105,124	2,272	4.32
Investment securities	37,221	575	3.09	43,532	707	3.25
FHLB stock	3,968	98	4.94	3,721	88	4.73
Interest-earning deposit accounts	76,529	1,987	5.19	117,128	1,894	3.23
Total interest-earning assets	1,479,814	40,682	5.50	1,346,145	34,187	5.08

Noninterest -earning assets	93,236			105,598

Total assets	$ 1,573,050			$ 1,451,743

Interest-bearing liabilities
Interest-bearing demand	69,346	147	0.42	96,527	111	0.23
Savings and money market	638,189	9,073	2.84	756,780	8,972	2.37
Time	367,382	8,737	4.76	222,154	4,221	3.80
Borrowings	63,971	1,523	4.76	48,616	1,094	4.50
Total interest-bearing liabilities	1,138,888	19,480	3.42	1,124,077	14,398	2.56

Noninterest- bearing liabilities	219,400			219,367

Total liabilities	1,358,288			1,343,444

Total capital	214,762			108,299

Total liabilities and capital	$ 1,573,050			$ 1,451,743

Net interest income		$ 21,202			$ 19,789
Net interest rate spread			2.08%			2.52%
Net earning assets	$ 340,926			$ 222,068
Net interest margin			2.87%			2.94%
Average interest-earning assets to average interest-bearing liabilities	129.93%			119.76%

NEXT PAGE

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$ (2,752)	$ 1,665	$ (1,087)
Mortgage-backed securities	1,861	2	1,863
Collateralized mortgage obligations	5,145	603	5,748
Investment securities	(99)	(33)	(132)
FHLB stock	6	4	10
Interest-earning deposit accounts	(801)	894	93
Total interest-earning assets	$ 3,360	$ 3,135	6,495

Interest-bearing liabilities
Interest-bearing demand	$ (38)	$ 74	36
Savings and money market	(1,529)	1,630	101
Time	3,261	1,255	4,516
Borrowings	362	67	429
Total interest-bearing liabilities	2,056	3,026	5,082

Net interest income	$ 1,304	$ 109	$ 1,413

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2007, ViewPoint Bank had an additional borrowing capacity of $547.4 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 98.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

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

NEXT PAGE

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

During the six months ended June 30, 2007, cash and cash equivalents decreased $39.6 million, or 25.4%, from $155.9 million at December 31, 2006, to $116.3 million as of June 30, 2007. Cash outflows from investing activities of $123.6 million were greater than cash from operating activities of $14.2 million and cash inflows from financing activities of $69.8 million for the six months ended June 30, 2007. Primary sources of cash for the six months ended June 30, 2007, included an increase in deposits of $60.6 million, a decrease in loans of $86.1 million, and maturities, prepayments, and calls of available-for-sale securities of $50.2 million. Primary uses of cash included purchases of securities available for sale of $217.6 million, purchases of loans of $44.7 million, and funding of loans originated for sale of $10.8 million.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material negative impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	June 30, 2007
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$ 11,736	$ 20,907	$ 12,279	$ 25,783	$ 70,705
Operating leases (premises)	797	1,840	822	40	3,499
New markets equity fund	1,600	-	-	-	1,600
Total borrowings and operating leases	$ 14,133	$ 22,747	$ 13,101	$ 25,823	75,804

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	21,536
Unused lines of credit	-	-	-	-	147,493
Total loan commitments	-	-	-	-	169,029
Total contractual obligations and loan commitments					$ 244,833

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at June 30, 2007, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a "well-capitalized" status under the capital categories of the Office of Thrift Supervision. Based on capital levels at June 30, 2007, ViewPoint Bank was considered to be well-capitalized.

NEXT PAGE

At June 30, 2007, ViewPoint Bank's equity totaled $159.5 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. At June 30, 2007, and December 31, 2006, actual capital levels and minimum required capital levels for the Bank were as follows:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Total capital (to risk weighted assets)	$ 163,317	16.90%	$ 77,301	8.00%	$ 96,627	10.00%
Tier 1 (core) capital (to risk weighted assets)	157,506	16.30	38,651	4.00	57,976	6.00
Tier 1 (core) capital (to adjusted total assets)	157,506	9.82	64,161	4.00	80,202	5.00

As of December 31, 2006:
Total capital (to risk weighted assets)	$ 161,239	16.34%	$ 78,964	8.00%	$ 98,706	10.00%
Tier 1 (core) capital (to risk weighted assets)	155,038	15.71	39,482	4.00	59,223	6.00
Tier 1 (core) capital (to adjusted total assets)	155,038	10.16	61,043	4.00	76,302	5.00

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

ViewPoint Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, which are primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The board of directors sets the asset and liability management policy for ViewPoint Bank, which is implemented by the asset/liability committee.

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

As part of its efforts to monitor and manage interest rate risk, ViewPoint Bank uses the net portfolio value ("NPV") methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and from liabilities. Management and the board of directors review NPV measurements on a quarterly basis to determine whether ViewPoint Bank's interest rate exposure is within the limits established by the board of directors.

ViewPoint Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the tables below, we are in compliance with this aspect of our asset/liability management policy.

The tables presented below, as of June 30, 2007, and December 31, 2006, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

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

We are in the process of changing our mix of loans and investments to include higher yielding assets and extending the term to maturity of our liabilities with increased certificates of deposit and Federal Home Loan Bank borrowings.

June 30, 2007
Change in Interest Rates in Basis Points
	Net Portfolio Value			NPV Ratio %
	$ Amount	$ Change	% Change
(Dollars in Thousands)
300	102,900	(53,849)	(34.35)	6.88
200	120,504	(36,245)	(23.12)	7.88
100	138,906	(17,844)	(11.38)	8.88
0	156,749	---	---	9.81
(100)	174,578	17,829	11.37	10.71
(200)	190,476	33,727	21.52	11.50
(300)	206,050	49,301	31.45	12.25

December 31, 2006
Change in Interest Rates in Basis Points
	Net Portfolio Value			NPV Ratio %
	$ Amount	$ Change	% Change
(Dollars in Thousands)
300	109,283	(42,252)	(27.88)	7.59
200	122,966	(28,569)	(18.85)	8.39
100	137,722	(13,813)	(9.12)	9.23
0	151,535	---	---	9.97
(100)	165,111	13,576	8.96	10.69
(200)	176,053	24,518	16.18	11.25
(300)	187,052	35,517	23.44	11.80

ViewPoint Bank's NPV was $156.7 million, or 9.81%, of the market value of portfolio assets as of June 30, 2007, as compared to $151.5 million, or 9.97%, of the market value of portfolio assets as of December 31, 2006. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $36.2 million decrease in our NPV at June 30, 2007, an increase from $28.6 million at December 31, 2006, and would result in a 193 basis point decrease in our NPV ratio to 7.88% at June 30, 2007, as compared to a 158 basis point decrease to 8.39% at December 31, 2006. An immediate 200 basis point decrease in market interest rates would result in a $33.7 million increase in our NPV at June 30, 2007, an increase from $24.5 million at December 31, 2006, and would result in a 169 basis point increase in our NPV ratio to 11.50% at June 30, 2007, as compared to a 128 basis point increase in our NPV ratio to 11.25% at December 31, 2006.

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

NEXT PAGE

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company's internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

No material changes to risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company's common stock repurchase plan which was approved by its Board of Directors on May 22, 2007. The purpose of the stock repurchase plan was to replace shares issued to directors and key employees under the Company's Equity Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	-	$ -	-	-
May 1, 2007 through May 31, 2007	38,115	18.37	38,115	426,083
June 1, 2007 through June 30, 2007	208,112	18.34	208,112	217,971
Total	246,227	$ 18.36	246,227	217,971

On May 25, 2007, the Company announced its intention to repurchase up to 464,198 shares of its outstanding common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

ViewPoint Financial Group held its annual meeting of shareholders on May 22, 2007. Holders of record of ViewPoint Financial Group common stock at the close of business on March 23, 2007, were entitled to vote at the annual meeting. The following items of business were voted upon and approved at the annual meeting: the election of Gary Basham as director of ViewPoint Financial Group, approval of the 2007 Equity Incentive Plan (please see Note 5 for more information), and the ratification of Crowe Chizek and Company LLC as ViewPoint Financial Group's registered public accounting firm for the fiscal year ended December 31, 2007. Below is a summary of the number of votes cast for, against, or withheld, as well as the number of abstentions, as to each matter voted upon:

	For	Against	Abstain	Withheld
Election of Gary Basham as director	23,055,305	-	-	2,215,231
Approval of the 2007 Equity Incentive Plan	22,126,215	1,285,642	85,757	-
Ratification of registered public accounting firm	22,357,046	2,861,446	52,044	-

Item 5. Other Information

Not applicable.

NEXT PAGE

Item 6. Exhibits

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
3.2	Bylaws of the Registrant
4.1	Certificate of Registrant's Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2	Employment Agreement by and between ViewPoint Bank, the Registrant's wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.3	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.4	Summary of Director Board Fee Arrangements
10.5	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.6	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, as amended (File No. 0-24566-01))

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).
31.1	Rule 13a -- 14(a)/15d -- 14(a) Certification (Chief Executive Officer)
31.2	Rule 13a -- 14(a)/15d -- 14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group
(Registrant)

Date: August 7, 2007	/s/ Garold R. Base Garold R. Base Chief Financial Officer (Duly Authorized Officer)

Date: August 7, 2007	/s/ Pathie E. McKee Pathie E. McKee Chief Financial Officer and Treasurer (Principal Financial Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibits:

3.2   Bylaws of the Registrant

10.4  Summary of Director Board Fee Arrangements

31.1  Certification of the Chief Executive Officer

31.2  Certification of the Chief Financial Officer

32.0  Section 1350 Certifications

NEXT PAGE