Form 10-Q/A
period 2007-06-30
ViewPoint Financial Group
filed 2007-08-23
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

NEXT PAGE

The purpose of this amendment on Form 10-Q/A is to correct the Signature Page of the 10-Q to change the title of Garold R. Base from "Chief Financial Officer" to "Chief Executive Officer" and to correct Exhibit 32, Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, which inadvertently contained an incorrect date as filed with the original Form 10-Q on August 9, 2007. Although this Form 10-Q/A restates the original Form 10-Q in its entirety, the correction to the Signature Page and Exhibit 32 are the only changes that have been made to the Form 10-Q.

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

ViewPoint Financial Group
(Registrant)

Date: August 22, 2007	/s/ Garold R. Base Garold R. Base Chief Executive Officer (Duly Authorized Officer)

Date: August 22, 2007	/s/ Pathie E. McKee Pathie E. McKee Chief Financial Officer and Treasurer (Principal Financial Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibits:

3.2   Bylaws of the Registrant

10.4  Summary of Director Board Fee Arrangements

31.1  Certification of the Chief Executive Officer

31.2  Certification of the Chief Financial Officer

32.0  Section 1350 Certifications

NEXT PAGE