Form 10-Q
period 2007-09-30
ViewPoint Financial Group
filed 2007-11-07
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32992
VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States	6035	20-4484783

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
incorporation or organization)	Classification Code Number)
1309 W. 15th Street, Plano, Texas 75075
(972) 578-5000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	25,296,750

Class	Shares Outstanding as of November 6, 2007

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$25,678	$40,464
Short-term interest-bearing deposits in other financial institutions	110,782	115,391

Total cash and cash equivalents	136,460	155,855
Securities available for sale	482,232	324,523
Securities held to maturity (fair value September 30, 2007 - $6,764, December 31, 2006 - $11,236)	6,771	11,271
Loans held for sale	9,140	3,212
Loans, net of allowance of $6,030-September 30, 2007, $6,507-December 31, 2006	894,457	965,452
Federal Home Loan Bank stock, at cost	5,153	3,724
Bank-owned life insurance	26,137	—
Mortgage servicing rights	1,678	1,760
Foreclosed assets, net	862	655
Premises and equipment, net	41,356	42,262
Membership capital account at corporate credit union	1,000	1,000
Goodwill	1,000	—
Accrued interest receivable	6,773	5,867
Other assets	15,204	14,179

Total assets	$1,628,223	$1,529,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$184,044	$211,301
Interest-bearing demand	74,954	69,711
Savings and money market	604,003	647,706
Time	421,626	306,163

Total deposits	1,284,627	1,234,881
Federal Home Loan Bank advances	101,986	55,762
Other liabilities	30,018	24,339

Total liabilities	1,416,631	1,314,982

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued – September 30, 2007; 25,788,750 shares issued – December 31, 2006	262	258
Additional paid-in capital	112,994	111,844
Retained earnings	114,121	111,849
Accumulated other comprehensive income (loss)	(174)	(69)
Unearned Employee Stock Ownership Plan (ESOP) shares; 835,555 shares – September 30, 2007; 905,185 shares – December 31, 2006	(8,408)	(9,104)
Treasury stock, at cost; 420,208 shares – September 30, 2007; 0 shares – December 31, 2006	(7,203)	—

Total shareholders’ equity	211,592	214,778

Total liabilities and shareholders’ equity	$1,628,223	$1,529,760

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006			2007	2006
Interest and dividend income
Loans, including fees	$13,727		$13,924		$40,983		$42,266
Taxable securities	6,894		3,550		18,235		7,413
Interest-bearing deposits in other financial institutions	1,117		1,434		3,104		3,330
Federal Home Loan Bank stock	54		46		152		133

	21,792		18,954		62,474		53,142

Interest expense
Deposits	9,631		7,608		27,588		20,913
Federal Home Loan Bank advances	1,047		637		2,570		1,731
Other	—		83		—		83

	10,678		8,328		30,158		22,727

Net interest income	11,114		10,626		32,316		30,415
Provision for loan losses	601		671		2,183		1,479

Net interest income after provision for loan losses	10,513		9,955		30,133		28,936

Noninterest income
Service charges and fees	5,363		5,143		16,355		14,867
Brokerage fees	151		134		442		430
Net gain on sales of loans	340		56		413		168
Loan servicing fees	80		72		228		202
Title fee income	—		73		—		315
Other	302		474		1,015		1,178

	6,236		5,952		18,453		17,160
Noninterest expense
Salaries and employee benefits	7,861		7,589		22,857		24,552
Advertising	639		594		1,773		2,165
Occupancy and equipment	1,326		1,336		3,959		4,086
Outside professional services	769		459		2,792		731
Data processing	1,051		1,076		3,033		3,198
Office operations	1,517		1,497		4,595		4,815
Charter conversion costs	—		—		—		101
Deposit processing charges	282		232		874		676
Other	712		555		2,310		2,314

	14,157		13,338		42,193		42,638

Income before income tax expense (benefit)	2,592		2,569		6,393		3,458
Income tax expense (benefit)	991		1,043		2,378		(4,281)

Net income	$1,601		$1,526		$4,015		$7,739

Pro forma income information:
Less tax benefit- change in status	—		—		—		6,108

Pro forma net income	$1,601		$1,526		$4,015		$1,631

Earnings per share:
Basic	$0.07	$	n/a	[1]	$0.16	$	n/a	[1]

Diluted	$0.07	$	n/a	[1]	$0.16	$	n/a	[1]

[1]	Earnings per share data for September 29 and 30, 2006, was not material as the Company’s stock offering concluded on September 29, 2006.
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$1,601	$1,526	$4,015	$7,739

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	3,453	3,400	(161)	1,370
Tax effect	(1,196)	(1,220)	56	(48)

Other comprehensive income (loss), net of tax	2,257	2,180	(105)	1,322

Comprehensive income	$3,858	$3,706	$3,910	$9,061

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands)

		Additional	Unearned			Other
	Common	Paid-In	ESOP	Regular	Retained	Comprehensive	Total
	Stock	Capital	Shares	Reserve	Earnings	Income (Loss)	Equity
For the nine months ended September 30, 2006
Balance at January 1, 2006	$—	$—	$—	$35,786	$66,627	$(1,232)	$101,181
Transfer due to conversion	—	—	—	(35,786)	35,786	—	—
Common stock issued in initial public offering, net of issuance costs, 25,788,750 shares	258	111,732	(9,284)	—	—	—	102,706
Capitalization of MHC	—	—	—	—	(250)	—	(250)
Comprehensive income:
Net income	—	—	—	—	7,739	—	7,739
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	—	1,322	1,322

Total comprehensive income							9,061

Balance at September 30, 2006	$258	$111,732	$(9,284)	$—	$109,902	$90	$212,698

		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
For the nine months ended September 30, 2007
Balance at January 1, 2007	$258	$111,844	$(9,104)	$111,849	$(69)	$—	$214,778
ESOP shares earned, 69,630 shares	—	508	696	—	—	—	1,204
Treasury stock purchased at cost, 420,208 shares	—	—	—	—	—	(7,203)	(7,203)
Management restricted stock granted	4	(4)	—	—	—	—	—
Share based compensation expense	—	646	—	—	—	—	646
Dividends declared ($0.15 per share)	—	—	—	(1,743)	—	—	(1,743)
Comprehensive income:
Net income	—	—	—	4,015	—	—	4,015
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(105)	—	(105)

Total comprehensive income							3,910

Balance at September 30, 2007	$262	$112,994	$(8,408)	$114,121	$(174)	$(7,203)	$211,592

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$4,015	$7,739
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,183	1,479
Depreciation and amortization	3,337	3,528
Premium amortization and accretion of securities, net	(670)	(49)
ESOP compensation expense	1,204	—
Share-based compensation expense	646	—
Loss on new markets equity fund	101	—
Amortization of mortgage servicing rights	221	289
Net (gain) loss on loans held for sale	(413)	(168)
Loans originated for sale	(33,787)	(22,752)
Proceeds from sale of loans held for sale	28,133	23,119
FHLB stock dividends	(152)	(133)
Increase in bank-owned life insurance	(100)	—
Loss on disposition of property and equipment	31	141
Net (gain)/loss on sales of other real estate owned	(7)	3
Net change in deferred loan costs	2,418	3,342
Net change in accrued interest receivable	(906)	(657)
Net change in other assets	(1,033)	(5,732)
Net change in other liabilities	7,280	8,156

Net cash from operating activities	12,501	18,305

Cash flows from investing activities
Net (increase) decrease in certificates of deposit with other financial institutions	—	11,000
Contribution to new markets equity fund	(1,600)	—
Available-for-sale securities:
Maturities, prepayments and calls	76,827	30,667
Purchases	(234,011)	(195,676)
Held-to-maturity securities:
Maturities, prepayments and calls	4,484	23,450
Loans purchased	(45,443)	(8,887)
Participation loans sold	1,128	—
Net change in loans	110,063	107,399
Purchase of the assets of Bankers Financial Mortgage Group, Ltd.	(1,234)	—
Purchase of bank-owned life insurance	(26,037)	—
Net change in NCUSIF deposit	—	10,424
(Purchase) redemption of FHLB stock	(1,278)	154
Purchases of premises and equipment	(2,436)	(2,495)
Proceeds from sale of fixed assets	150	110
Proceeds on sale of other real estate owned	467	292

Net cash from investing activities	(118,920)	(23,562)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities
Net change in deposits	49,746	4,070
Proceeds from Federal Home Loan Bank advances	54,507	11,739
Repayments on Federal Home Loan Bank advances	(8,283)	(6,552)
Proceeds from sale of common stock, net of issuance costs	—	102,706
Capitalization of MHC	—	(250)
Treasury stock purchased	(7,203)	—
Payment of dividends	(1,743)	—

Net cash from financing activities	87,024	111,713

Net change in cash and cash equivalents	(19,395)	106,456

Beginning cash and cash equivalents	155,855	125,513

Ending cash and cash equivalents	$136,460	$231,969

Supplemental cash flow information:
Interest paid	$29,907	$22,292
Income taxes paid	$2,547	$384

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$736	$465
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, Community Financial Services, Inc. (“CFS”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
As of September 30, 2007, ViewPoint MHC (the “MHC”) was the majority (55%) shareholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. Stock Issuance
The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance (“the Plan of Reorganization”) in September 2006. According to the Plan of Reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation, which owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company, which owns 55% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank succeeded to the business and operations of the bank in its mutual form and the Stock Holding Company sold a minority interest in its common stock in a public stock offering that became effective on September 29, 2006.
The Plan of Reorganization was approved by the OTS and by the Bank’s members.
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
The Stock Holding Company offered to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Stock Bank as determined by an independent appraisal. The Bank may not pay dividends to the Stock Holding Company if the dividends would cause the Bank to fall below the “well capitalized” capital threshold. In connection with the Plan of Reorganization, the Bank applied to the OTS to have the Stock Holding Company retain up to 50% of the net proceeds of the stock offering.
Reorganization costs were deferred and deducted from the proceeds of the shares sold in the public stock offering. At September 29, 2006, $4.1 million was netted against the proceeds from the offering.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
On September 29, 2006, the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706, net of conversion expenses of $4,059 and net of an ESOP loan of $9,284. The Company also issued 14,183,812 shares of common stock to its parent company, ViewPoint MHC. Accordingly, the MHC holds 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. The proceeds from the offering have initially been invested in securities. ViewPoint Financial Group contributed approximately $56.0 million of the stock proceeds to ViewPoint Bank as a capital contribution.
With a portion of the proceeds retained, the Company loaned its employee stock ownership plan $9,284 to enable it to buy 8% (928,395 shares) of the shares issued in the reorganization to persons other than the MHC. The loan to the employee stock ownership plan will be repaid primarily from ViewPoint Bank’s contributions to the employee stock ownership plan over a period of ten years. The interest rate for the loan is 5.21%. ViewPoint Financial Group may, in any plan year, make additional discretionary contributions for the benefit of plan participants.
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine month periods ended September 30, 2007, follows. Earnings per share data is not provided for the same periods in 2006 because the Company completed its stock offering on September 29, 2006, and the amounts for September 29th and 30th were not material.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Basic
Net income	$1,601	$4,015

Weighted average common shares outstanding	25,855,920	25,851,852

Less: Average unallocated ESOP shares	850,861	873,842
Average unvested restricted stock awards	420,208	203,177

Average shares	24,584,851	24,774,833

Basic earnings per common share	$0.07	$0.16

Diluted	$1,601	$4,015

Net income
Weighted average common shares outstanding for basic earnings per common share	24,584,851	24,774,833

Add: Dilutive effects of assumed exercises of stock options	—	—
Dilutive effects of full vesting of stock awards	—	—

Average shares and dilutive potential common shares	24,584,851	24,774,833

Diluted earnings per common share	$0.07	$0.16

Stock options for 222,737 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2007, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 420,208 shares of unvested restricted stock at September 30, 2007 that were anti-dilutive.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
4. Dividends
On January 23, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on February 20, 2007, to shareholders of record as of February 7, 2007. On April 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on May 17, 2007, to shareholders of record as of May 3, 2007. On July 24, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on August 21, 2007, to shareholders of record as of August 7, 2007. ViewPoint MHC, which owns 55% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
5. Acquisition
On September 1, 2007, the Company, through ViewPoint Bank’s wholly-owned subsidiary, Community Financial Services, Inc., completed its acquisition of substantially all of the assets and the loan origination business of Bankers Financial Mortgage Group, Ltd. The terms of the agreement provided for an initial payment of $1.2 million and the possibility for additional payments of cash in the future based on the performance of CFS over a period of approximately four years. Of the $1.2 million acquisition cost, which was accounted for using the purchase method, $234,000 was allocated to assets based on estimates of their respective fair values. The remaining $1.0 million was recognized as goodwill. Bankers Financial Mortgage Group, Ltd. was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did CFS assume any liabilities related to loans originated by Bankers Financial Mortgage Group, Ltd. prior to the closing.
6. Share-Based Compensation
At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under Statement of Financial Accounting Standard (“FAS”) No. 123, Revised, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $389 thousand and $559 thousand for the three and nine months ended September 30, 2007. The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $57 thousand and $87 thousand for the three and nine months ended September 30, 2007. The total income tax benefit recognized in the income statement for share-based compensation was $152 thousand and $220 thousand for the three and nine months ended September 30, 2007.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at September 30, 2007, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	—	$—
Granted May 22, 2007	420,208	18.47
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2007	420,208	$18.47

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on May 22, 2007. As of September 30, 2007, there was $7.2 million of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 4.6 years.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
On May 22, 2007, the Compensation Committee awarded 235,318 non-qualified stock options to key employees with an exercise price of $18.47. All of the stock option forfeitures occurred in the current quarter. A summary of the activity under the stock option portion of the Equity Incentive Plan as of September 30, 2007, and changes for the nine months then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	—	$—	—	$—
Granted	235,318	18.47	10.00	2
Exercised	—	—	—	—
Forfeited	12,581	18.47	—	—
Outstanding at September 30, 2007	222,737	$18.47	9.65	$2

Exercisable at September 30, 2007	—	$—	—	$—

The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of September 30, 2007, the Company has not granted any stock appreciation rights.
7. Loans
Loans consist of the following:

	September 30,	December 31,
	2007	2006
Mortgage loans:
One-to four-family	$322,553	$282,918
Commercial	211,207	179,635
One-to four-family construction	—	1,146
Commercial construction	—	4,035
Home equity	84,325	83,899

	618,085	551,633

Automobile indirect loans	127,433	219,147
Automobile direct loans	110,169	151,861
Government-guaranteed student loans	5,026	5,410
Commercial – non-mortgage loans	14,357	9,780
Consumer lines of credit and unsecured loans	16,739	21,284
Other consumer loans, secured	7,520	9,268

Total gross loans	899,329	968,383

Deferred net loan origination costs	1,158	3,576
Allowance for loan losses	(6,030)	(6,507)

	$894,457	$965,452

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance	$6,166	$7,090	$6,507	$7,697

Provision for loan losses	601	671	2,183	1,479
Loans charged-off	(1,031)	(1,291)	(3,869)	(3,197)
Recoveries	294	273	1,209	764

Ending balance	$6,030	$6,743	$6,030	$6,743

8. Recent Accounting Developments
Statement of Financial Accounting Standard (“FAS”) No. 123, Revised, requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.
The Company’s shareholders approved the 2007 Equity Incentive Plan on May 22, 2007, at the Company’s annual meeting. The Company is accounting for the Equity Incentive Plan under FAS No. 123, Revised. Please see Note 6 for additional discussion.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has elected not to early adopt SFAS No. 159.
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.
The Company and its subsidiary are subject to U.S. federal income tax as well as margin tax of the state of Texas. The Company is not subject to examination by taxing authorities for years before 2006, as we were not a taxable entity prior to that date.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands)
The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Private Securities Litigation Reform Act Safe Harbor Statement
This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s consumer, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.
Factors that could cause future results to vary from current management expectations include, but are not limited to, changing economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Company’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines; changes in real estate values and other factors discussed elsewhere in this report and factors set forth under Risk Factors in our Annual Report on Form 10-K. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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

Third Quarter Highlights
•	Total assets increased by $98.5 million from December 31, 2006, to September 30, 2007.

•	Total deposits increased by $49.7 million from December 31, 2006, to September 30, 2007, which includes an increase of $115.5 million in time accounts.

•	Our acquisition of the assets of Bankers Financial Mortgage Group, Ltd. resulted in $19.0 million in real estate loan production in September 2007, of which $5.5 million was retained in our loan portfolio.

•	Basic and diluted earnings per share for the three and nine months ended September 30, 2007, were $0.07 per share and $0.16 per share, respectively.
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
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending and decrease our emphasis on indirect automobile lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
Deferred Income Taxes. After converting to a federally chartered savings bank, effective January 1, 2006, ViewPoint Bank became a taxable organization. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since our transition to a federally chartered savings bank, ViewPoint Bank has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. On January 1, 2006, a net deferred tax asset of $6.6 million was established as a result of timing differences for certain items, including depreciation of premises and equipment, bad debt deductions, and mortgage servicing rights. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and this review could result in a material adjustment to our financial statements.

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
Our primary objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Controlling operating expenses while continuing to provide quality personal service to our customers;

•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans, and discontinuing indirect automobile lending;

•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;

•	Expanding our banking network with de novo branches, and by selectively acquiring branch offices and other financial institutions;

•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;

•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and

•	Maintaining a high level of asset quality.
Comparison of Financial Condition at September 30, 2007, and December 31, 2006
General. Total assets increased by $98.5 million, or 6.4%, to $1.63 billion at September 30, 2007, from $1.53 billion at December 31, 2006. The increase was primarily a result of growth in investment securities available for sale of $157.7 million, which were purchased primarily with funds received from the increased deposit base, Federal Home Loan Bank advances and maturing loans. The increase was partially offset by a decrease in net loans of $65.1 million.
On October 3, 2007, we opened a new full-service branch located with the headquarters of the Company’s business banking, private client and real estate lending divisions. Our Flower Mound In-Store location closed on July 25, 2007, due to the closure of the Albertson’s store in which it was located. Also, we will be closing our Stonebriar In-Store and Roanoke In-Store locations, also located in Albertson’s stores, on January 3, 2008. We do not expect these branch closings to have a material impact on operations, and we are currently evaluating prospects for future branches.
On July 24, 2007, the Board of Directors approved the purchase of bank-owned life insurance, which was purchased on September 4, 2007, for $26.0 million. A bank-owned life insurance program is an insurance arrangement in which the Company purchases a life insurance policy insuring a group of key personnel. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return to fund future benefit expenses for employees. The Company provided those who agreed to be insured under the bank-owned life insurance plan with a share of the death benefit while actively employed with the Company. The benefit will equal 200% of the insured’s current base salary and 200% of each participating director’s annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the employees and directors designated will receive an income tax free death benefit paid directly from the insurance carrier.
Loans. Our net loan portfolio decreased by $65.1 million, or 6.7%, from $968.7 million at December 31, 2006, to $903.6 million at September 30, 2007. This decline has been an ongoing element of our previously announced strategy to transition our loan portfolio away from consumer loans, in particular indirect automobile loans, into one- to four-family and commercial real estate loans and business loans. The decline in loans has slowed from the nine months ended September 30, 2006, during which our net loan portfolio declined by $104.1 million, or 9.7%.

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
From December 31, 2006, to September 30, 2007, the consumer loan portfolio, including automobile loans, declined $140.1 million, or 34.4%, while non-mortgage commercial loans increased $4.6 million, or 46.8%.
Our real estate loan portfolio (not including loans held for sale) increased $66.5 million, or 12.0%, from $551.6 million at December 31, 2006, to $618.1 million at September 30, 2007. We are currently seeing the most growth in our commercial real estate loans, which increased $31.6 million, or 17.6%, from December 31, 2006.
One-to four-family residential loans have also increased by $39.6 million, or 14.0%, from December 31, 2006, partially due to the purchase of loans from Countrywide Home Loans Inc, and ABN Amro Mortgage Group. Also, due to our acquisition of the assets of Bankers Financial Mortgage Group, Ltd., we retained $5.5 million of our mortgage subsidiary’s $19.0 million September production in our real estate loan portfolio. We will continue to closely review this production, and intend to increase our one-to four-family real estate loan portfolio by retaining more loans originated by this subsidiary. Loans that are purchased from outside parties or added to our portfolio from our subsidiary meet our underwriting guidelines.
We sold one- to four-family real estate loans in the aggregate amounts of $28.1 million and $23.1 million during the nine month periods ended September 30, 2007, and 2006, respectively.
We sell loans that do not fit our underwriting guidelines for portfolio loans outlined in our asset/liability management policy. Additionally, sales of whole real estate loans can be beneficial to us since these sales generally generate fee income at the time of sale, produce future servicing income on loans where servicing is retained, provide availability of funds for additional lending and other investments, and increase liquidity. We have a mortgage servicing rights asset in the amount of $1.7 million at September 30, 2007, and $1.8 million at December 31, 2006, related to the loans we previously sold that we are currently servicing for others.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.
Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as environmental factors such as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize an environmental factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.
The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to four- family and commercial real estate loans, where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.
The Company is continuing to decrease its portfolio in consumer loans, especially indirect automobile loans which historically have higher loss percentages. These intentional decreases in the consumer loan portfolio and in the overall portfolio have led to a lower required balance in the allowance for loan losses. For the nine months ended September 30, 2007, net charge-offs totaled $2.7 million, as compared to $2.4 million for the nine months ended September 30, 2006, with the highest number of charge-offs in the indirect automobile loan portfolio and overdrawn deposit accounts.

Our allowance for loan losses at September 30, 2007, was $6.0 million, or 0.66% of loans, compared to $6.5 million, or 0.67% of loans, at December 31, 2006. The decline in the allowance for loan losses resulted from the continued decline of our consumer lending portfolio as we focus on growing our real estate and commercial loan portfolios. Our non-performing loans have remained relatively constant during the period despite fluctuations in the credit market, with our nonperforming loans to total loans ratio ending at 0.39% at September 30, 2007, compared to 0.35% at December 31, 2006. We will continue to focus on maintaining quality assets and do not retain any subprime lending products.
Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$1,751	$986

Period-end loans with allocated allowance for loan losses	3,635	2,461

Total	$5,386	$3,447

Amount of the allowance for loan losses allocated to impaired loans at period end	$270	$305

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)
Average of individually impaired loans during the period	$4,912	$3,373

Nonperforming loans were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$30

Nonaccrual loans	1,865	1,304
Troubled debt restructurings	1,645	2,037

Total	$3,510	$3,371

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At September 30, 2007, nonperforming loans consisted of 28.3% commercial real estate, 27.0% direct automobile, 23.2% indirect automobile, 2.1% other consumer, 3.7% home equity, 7.2% other commercial, and 8.5% residential real estate loans.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $19.4 million, or 12.4%, from $155.9 million at December 31, 2006, to $136.5 million at September 30, 2007. This decrease primarily resulted from movement of funds from depository accounts into higher yielding investment securities.
Securities. The securities portfolio increased $153.2 million, or 45.6%, to $489.0 million at September 30, 2007, from $335.8 million at December 31, 2006. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches the Company’s growth in available funding. During the nine months ended September 30, 2007, we purchased $234.0 million of securities with a weighted average yield of 5.84%, which assisted in increasing the yield on earning assets from 5.19% for the nine months ended September 30, 2006 to 5.58% for the nine months ended September 30, 2007. Purchases had a weighted average life of 4.28 years and were a mix of collateralized mortgage obligations (54%), hybrid mortgage-backed securities (26%), mortgage-backed securities (4%), trust preferred securities (10%) and agency bonds (6%).

Deposits. Total deposits increased by $49.7 million, or 4.0%, to $1.28 billion at September 30, 2007, as compared to $1.23 billion at December 31, 2006. Time deposits increased by $115.5 million, primarily due to $91.1 million in new public fund certificates opened in 2007 at a weighted average rate of 5.23%, and growth in market demand for time products due to the interest rate environment. We are currently focusing on building our business account products and offering consumer accounts that offer a wide range of services to best meet our customers’ banking needs.
Borrowings. Federal Home Loan Bank advances increased $46.2 million, or 82.9%, to $102.0 million at September 30, 2007, from $55.8 million at December 31, 2006. As of September 30, 2007, the current balance of settled advances had a weighted average rate of 4.80%. The Company continues to borrow to extend the duration of our liabilities to more closely match assets. The Company was eligible to borrow an additional $469.4 million as of September 30, 2007.
Equity. Total equity declined by $3.2 million, or 1.5%, to $211.6 million at September 30, 2007, from $214.8 million at December 31, 2006. The Company purchased 420,208 shares of common stock and placed them into treasury during the nine months ended September 30, 2007, reducing equity by $7.2 million. This decrease in equity was partially offset by net income of $4.0 million. The Company paid $1.7 million in dividends during the nine months ended September 30, 2007, which also reduced equity. On October 26, 2007, the Company announced its intention to repurchase up to 580,247 shares of common stock in the open market, at prevailing market prices, over up to a twelve-month period depending upon market conditions.
Comparison of Results of Operation for the Three Months Ended September 30, 2007, and 2006
General. The Company recognized net income of $1.6 million for the three months ended September 30, 2007, compared to net income of $1.5 million for the three months ended September 30, 2006. Income before income tax expense for the three months ended September 30, 2007, was $2.6 million, an increase of $23,000 from $2.6 million for the three months ended September 30, 2006.
The increase in net income resulted from higher interest income of $2.8 million, an increase of 15.0%, higher noninterest income of $284,000, an increase of 4.8%, and a lower provision for loan losses of $70,000, a decrease of 10.4%. These amounts were partially offset by higher interest expense of $2.4 million, an increase of 28.2%, and higher noninterest expense of $819,000, an increase of 6.1%.
Interest Income. Interest income increased by $2.8 million, or 15.0%, to $21.8 million for the three months ended September 30, 2007, from $19.0 million for the three months ended September 30, 2006. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $2.1 million and $823,000, respectively, due to increases in the volume and the yield on both of these types of securities.
The weighted average yield on loans increased from 5.62% for the three months ended September 30, 2006, to 6.09% for the three months ended September 30, 2007. As consumer loans with lower rates matured, the proceeds were reinvested in real estate loans, commercial loans and investments with higher yields, leading to the increase in interest income. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.
Interest Expense. Interest expense increased $2.4 million, or 28.2%, to $10.7 million for the three months ended September 30, 2007, from $8.3 million for the three months ended September 30, 2006. The increase in interest expense was primarily due to increases in the volume of our time accounts and the higher rates paid on these products. The average balance of time deposits increased by $151.6 million compared to the third quarter of 2006 as market demand for time products has grown due to the interest rate environment. Additionally, we experienced increased interest expense due to a rise in the average rate paid on our deposit accounts, with the largest rate increases being in time and money market accounts. Our weighted average rate paid on interest-bearing liabilities was 3.61% for the three months ended September 30, 2007, compared to 2.84% for the same time period in 2006.

Interest expense on Federal Home Loan Bank advances increased $410,000, or 64.4%, to $1.0 million for the three months ended September 30, 2007, from $637,000 for the three months ended September 30, 2006. The increase resulted from growth of $33.8 million in the average balance of outstanding Federal Home Loan Bank advances from $52.6 million for the quarter ended September 30, 2006, to $86.4 million for the quarter ended September 30, 2007.
We have increased our Federal Home Loan Bank borrowings to extend the duration of our liabilities to more closely match assets. The cost of Federal Home Loan Bank advances remained unchanged at 4.85% from the three months ended September 30, 2006, to the same time period in 2007.
Net Interest Income. Net interest income increased $488,000, or 4.6%, to $11.1 million for the three months ended September 30, 2007, from $10.6 million at September 30, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities.
The net interest spread for the three months ended September 30, 2007, decreased to 2.14% from 2.57% for the same three month period in 2006. There was an 8.0% increase in average total interest-earning assets to $1.51 billion from $1.40 billion for the same time period last year. Although the net interest spread decreased, the increase in average interest-earning assets caused the net interest margin to decline by only 10 basis points compared to the prior year. The yield on average interest-earning assets for the three month period ended September 30, 2007, increased to 5.75% from 5.41% during the same period in 2006 due to higher yielding loans and investments.
Average interest-bearing liabilities increased 1.0% to $1.18 billion in 2007 from $1.17 billion for the same period last year. This increase primarily resulted from an increase in the volume of time accounts and borrowings and increases in the cost of interest-bearing liabilities.
The below chart illustrates quarterly net interest income from December 31, 2005, to September 30, 2007.
 Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.
Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.

Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
Based on management’s evaluation, provisions of $601,000 and $671,000 were made during the three months ended September 30, 2007, and September 30, 2006, respectively. The decrease in provision for loan losses was due to lower net charge-offs of $281,000 for the three months ended September 30, 2007, from the same time period in 2006. The Company has not seen a decline in credit quality and plans to adhere to its thorough underwriting guidelines to maintain the quality of the loans held in portfolio.
Noninterest Income. Noninterest income increased $284,000, or 4.8%, to $6.2 million for the three months ended September 30, 2007, from $6.0 million for the three months ended September 30, 2006. Net gain on sales of loans increased by $284,000 as volume increased for loans originated and sold by our Community Financial Services subsidiary, due to the acquisition of Bankers Financial Mortgage Group, Ltd. Also, service charges and fees increased by $220,000 due to increased deposit service charges. These increases were partially offset by $73,000 of title income in 2006 without corresponding income in 2007 due to the closure of our subsidiary, Community Title, LLC, in the first quarter of 2007.
Noninterest Expense. Noninterest expense increased $819,000, or 6.1%, to $14.2 million for the three months ended September 30, 2007, compared to $13.3 million for the three months ended September 30, 2006. The increase in noninterest expense was primarily due to an increase of $272,000 in salaries and employee benefits associated with our acquisition of the assets and business of Bankers Financial Mortgage Group, Ltd. and stock compensation expense and employee stock ownership plan expense in 2007 without corresponding amounts in 2006. Outside professional services expense increased by $310,000 due to increases in supervision and internal audit fees, while other noninterest expense increased by $157,000 due to increases in items processing expense, director fees, and miscellaneous operating expenses.
Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the three months ended September 30, 2007, we incurred income tax expense of $991,000 on our pre-tax income compared to an income tax expense of $1.0 million for the three months ended September 30, 2006.
Analysis of Net Interest Income – Three Months Ended September 30, 2007, and 2006
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
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

	Three Months Ended September 30,
	2007			2006
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$900,878	$13,727	6.09%	$990,399	$13,924	5.62%
Mortgage-backed securities	132,312	1,797	5.43	78,895	974	4.94
Collateralized mortgage obligations	305,041	4,323	5.67	178,030	2,223	4.99
Investment securities	57,070	774	5.42	37,659	353	3.75
FHLB stock	4,541	54	4.76	3,868	46	4.76
Interest-earning deposit accounts	114,975	1,117	3.89	113,513	1,434	5.05

Total interest-earning assets	1,514,817	21,792	5.75	1,402,364	18,954	5.41

Noninterest -earning assets	98,404			111,078

Total assets	$1,613,221			$1,513,442

Interest-bearing liabilities
Interest-bearing demand	76,125	134	0.70	97,569	57	0.23
Savings and money market	613,292	4,534	2.96	706,656	4,848	2.74
Time	408,740	4,963	4.86	257,175	2,703	4.20
Borrowings	86,353	1,047	4.85	52,586	637	4.85
Other	—	—	—	58,643	83	0.57

Total interest-bearing liabilities	1,184,510	10,678	3.61	1,172,629	8,328	2.84

Noninterest- bearing liabilities	217,249			197,919

Total liabilities	1,401,759			1,370,548

Total capital	211,462			142,894

Total liabilities and capital	$1,613,221			$1,513,442

Net interest income		$11,114			$10,626

Net interest rate spread			2.14%			2.57%

Net earning assets	$330,307			$229,735

Net interest margin			2.93%			3.03%

Average interest-earning assets to average interest-bearing liabilities	127.89%			119.59%

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

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$(1,313)	$1,116	$(197)
Mortgage-backed securities	717	106	823
Collateralized mortgage obligations	1,766	334	2,100
Investment securities	226	195	421
FHLB stock	8	—	8
Interest-earning deposit accounts	18	(335)	(317)

Total interest-earning assets	1,422	1,416	2,838

Interest-bearing liabilities
Interest-bearing demand	(15)	92	77
Savings and money market	(672)	358	(314)
Time	1,789	471	2,260
Borrowings	409	1	410
Other	(83)	—	(83)

Total interest-bearing liabilities	1,428	922	2,350

Net interest income	$(6)	$494	$488

Comparison of Results of Operation for the Nine Months Ended September 30, 2007, and 2006
General. The Company recognized net income of $4.0 million for the nine months ended September 30, 2007, compared to net income of $7.7 million for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2006, included a $6.1 million tax benefit due to the Company’s change in tax status at the beginning of 2006.
Income before income tax expense (benefit) for the nine months ended September 30, 2007, was $6.4 million, an increase of $2.9 million from $3.5 million for the nine months ended September 30, 2006. The increase in income before income tax expense (benefit) resulted from higher interest income of $9.3 million, an increase of 17.6%, higher noninterest income of $1.3 million, an increase of 7.5%, and lower noninterest expense of $445,000, a decrease of 1.0%. These amounts were partially offset by higher interest expense of $7.4 million, an increase of 32.7%. The Company provided $2.2 million for loan losses during the nine months ended September 30, 2007.
Interest Income. Interest income increased by $9.3 million, or 17.6%, to $62.4 million for the nine months ended September 30, 2007, from $53.1 million for the nine months ended September 30, 2006. The increase in interest income was primarily related to increases in the interest earned on collateralized mortgage obligations and mortgage-backed securities of $7.8 million and $2.7 million, respectively, due to increases in the volume on both of these types of securities. Also, an increase in the yield earned on loans contributed to the increase in interest income.
The weighted average yield on loans increased from 5.51% for the nine months ended September 30, 2006, to 5.89% for the nine months ended September 30, 2007. As loans with lower rates matured, the proceeds were reinvested in real estate loans, commercial loans and investments with higher yields, leading to the increase in interest income. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.
Interest Expense. Interest expense increased $7.4 million, or 32.7%, to $30.1 million for the nine months ended September 30, 2007, from $22.7 million for the nine months ended September 30, 2006. Increased volume and rates in our time accounts contributed to the increase in interest expense, as the average balances in time deposits at September 30, 2007, increased by $147.3 million compared to September 30, 2006, at a weighted average rate of 4.79%. An increase in the rate paid on money market accounts also contributed to the increase in interest expense. Our weighted average rate paid on interest-bearing liabilities was 3.48% for the nine months ended September 30, 2007, compared to 2.57% for the same time period in 2006.
Interest expense on Federal Home Loan Bank advances increased $839,000, or 48.5%, to $2.6 million for the nine months ended September 30, 2007, from $1.7 million for the nine months ended September 30, 2006. The increase resulted from growth of $21.5 million in the average balance of outstanding Federal Home Loan Bank advances from $49.9 million at September 30, 2006, to $71.4 million at September 30, 2007. In addition, the cost of Federal Home Loan Bank advances increased from 4.62% in the 2006 period to 4.80% in the 2007 period.
Net Interest Income. Net interest income increased $1.9 million, or 6.3%, to $32.3 million for the nine months ended September 30, 2007, from $30.4 million for the nine months ended September 30, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities. Our net interest rate spread was 2.10% for the nine months ended September 30, 2007, compared to 2.62% for the nine months ended September 30, 2006. The decline in the net interest rate spread resulted from an increase in the cost of funds. There was a 9.3% increase in average total interest-earning assets to $1.49 billion from $1.36 billion for the same time period last year. Although the net interest spread decreased, the increase in average interest-earning assets caused the net interest margin to decline by only 8 basis points compared to the prior year. The yield on average interest-earning assets for the nine month period ended September 30, 2007, increased to 5.58% from 5.19% during the same period in 2006 due to higher yielding loans and investments.
Average interest-bearing liabilities decreased 2.1% to $1.15 billion in 2007 from $1.18 billion for the same period last year. Due to the interest rate environment, market demand for time products has caused an increase in the volume of our time accounts, while the volume of our savings, money market, and interest-bearing demand accounts has decreased.

Although the average balance of interest-bearing liabilities decreased, higher rates paid on these accounts led to the increase in the cost of interest-bearing liabilities. The cost of average interest-bearing liabilities increased to 3.48% during 2007 from 2.57% for 2006.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio.
In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.
Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
Based on management’s evaluation, provisions of $2.2 million and $1.5 million were made during the nine months ended September 30, 2007, and September 30, 2006, respectively. The increase in provision for loan losses was partially due to higher net charge-offs of $227,000 for the nine months ended September 30, 2007, from the same time period in 2006. Higher charge-offs in overdrawn deposit accounts, direct automobiles, and unsecured consumer lines of credit contributed to the increase. In addition to higher charge-offs, we have seen a four basis point increase in non-performing loans as a percentage of our loan portfolio and an increase in our commercial real estate portfolio, which generally has a higher risk of loss. The Company has not seen a decline in credit quality and plans to continue to adhere to its thorough underwriting guidelines to maintain the quality of the loans held in portfolio.
Noninterest Income. Noninterest income increased $1.3 million, or 7.5%, to $18.5 million for the nine months ended September 30, 2007, from $17.2 million for the nine months ended September 30, 2006. Service charges and fees increased by $1.5 million due to higher non-sufficient funds fees, deposit service charges, and commercial lending fees. Net gain on sales of loans increased by $245,000 as volume increased for loans originated and sold by our Community Financial Services subsidiary, due to the acquisition of Bankers Financial Mortgage Group, Ltd. These increases were partially offset by $315,000 of title income in 2006 without corresponding income in 2007 due to the closure of our subsidiary, Community Title, LLC, in the first quarter of 2007.
Noninterest Expense. Noninterest expense decreased $445,000, or 1.0%, to $42.2 million for the nine months ended September 30, 2007, compared to $42.6 million for the nine months ended September 30, 2006. The decrease in noninterest expense was primarily due to decreases of $1.7 million in salaries and employee benefits caused by staffing adjustments in 2006 to improve overall efficiency and $392,000 in advertising. Outside professional services expense increased by $2.1 million due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Also, supervision fees, which are included in outside professional services expense, increased by $690,000 due to the new regulatory environment associated with our conversion from a credit union to a bank. An increase in internal audit expense of $347,000 additionally contributed to the increase in outside professional services expense.
For the nine months ended September 30, 2007, our efficiency ratio was 83.11%, compared to 89.62% for the same time period in 2006. We believe that our efficiency ratio will continue to improve as the yield earned on our loan portfolio increases through our focus on real estate and commercial lending.
Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the nine months ended September 30, 2007, we incurred income tax expense of $2.4 million on our pre-tax income compared to an income tax benefit of $4.3 million, net of the $6.1 million tax benefit due to our change in tax status, for the nine months ended September 30, 2006.

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

	Nine Months Ended September 30,
	2007			2006
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$928,103	$40,983	5.89%	$1,022,815	$42,266	5.51%
Mortgage-backed securities	121,847	4,543	4.97	51,377	1,858	4.82
Collateralized mortgage obligations	304,192	12,343	5.41	129,426	4,494	4.63
Investment securities	43,837	1,349	4.10	41,575	1,061	3.40
FHLB stock	4,159	152	4.87	3,770	133	4.70
Interest-earning deposit accounts	89,344	3,104	4.63	115,933	3,330	3.83

Total interest-earning assets	1,491,482	62,474	5.58	1,364,896	53,142	5.19

Noninterest -earning assets	94,959			107,363

Total assets	$1,586,441			$1,472,259

Interest-bearing liabilities
Interest-bearing demand	71,606	281	0.52	96,875	169	0.23
Savings and money market	629,890	13,607	2.88	740,072	13,821	2.49
Time	381,168	13,700	4.79	233,828	6,923	3.95
Borrowings	71,432	2,570	4.80	49,939	1,731	4.62
Other	—	—	—	58,643	83	0.19

Total interest-bearing liabilities	1,154,096	30,158	3.48	1,179,357	22,727	2.57

Noninterest- bearing liabilities	218,683			173,112

Total liabilities	1,372,779			1,352,469

Total capital	213,662			119,790

Total liabilities and capital	$1,586,441			$1,472,259

Net interest income		$32,316			$30,415

Net interest rate spread			2.10%			2.62%

Net earning assets	$337,386			$185,539

Net interest margin			2.89%			2.97%

Average interest-earning assets to average interest-bearing liabilities	129.23%			115.73%

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

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$(4,068)	$2,785	$(1,283)
Mortgage-backed securities	2,626	59	2,685
Collateralized mortgage obligations	6,978	871	7,849
Investment securities	60	228	288
FHLB stock	14	5	19
Interest-earning deposit accounts	(847)	621	(226)

Total interest-earning assets	4,763	4,569	9,332

Interest-bearing liabilities
Interest-bearing demand	(54)	166	112
Savings and money market	(2,215)	2,001	(214)
Time	5,059	1,718	6,777
Borrowings	771	68	839
Other	(83)	—	(83)

Total interest-bearing liabilities	3,478	3,953	7,431

Net interest income	$1,285	$616	$1,901

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2007, ViewPoint Bank had an additional borrowing capacity of $469.4 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 98.6% of its securities portfolio as available for sale, providing an additional source of liquidity.
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
It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.
During the nine months ended September 30, 2007, cash and cash equivalents decreased $19.4 million, or 12.4%, from $155.9 million at December 31, 2006, to $136.5 million as of September 30, 2007. Cash outflows from investing activities of $118.9 million were greater than cash from operating activities of $12.5 million and cash inflows from financing activities of $87.0 million for the nine months ended September 30, 2007. Primary sources of cash for the nine months ended September 30, 2007, included an increase in deposits of $49.7 million, a net decrease in loans of $110.1 million, proceeds from Federal Home Loan Bank advances of $54.5 million and maturities, prepayments, and calls of available-for-sale securities of $76.8 million. Primary uses of cash included purchases of securities available for sale of $234.0 million, purchases of loans of $45.4 million, purchase of bank-owned life insurance for $26.0 million, and funding of loans originated for sale of $34.0 million.
Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have, a material negative impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	September 30, 2007
			Four
			through
	Less than	One through	Five	After Five
	One Year	Three Years	Years	Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$11,765	$20,856	$33,611	$35,754	$101,986
Operating leases (premises)	928	1,442	931	163	3,464
New markets equity fund	640	—	—	—	640

Total borrowings and operating leases	$13,333	$22,298	$34,542	$35,917	106,090

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	24,189
Unused lines of credit	—	—	—	—	147,366

Total loan commitments	—	—	—	—	171,555

Total contractual obligations and loan commitments					$277,645

Capital Resources
Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at September 30, 2007, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a “well-capitalized” status under the capital categories of the Office of Thrift Supervision. Based on capital levels at September 30, 2007, ViewPoint Bank was considered to be well-capitalized.
At September 30, 2007, ViewPoint Bank’s equity totaled $163.8 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. At September 30, 2007, and December 31, 2006, actual capital levels and minimum required capital levels for the Bank were as follows:

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007:
Total capital (to risk weighted assets)	$165,795	16.81%	$78,911	8.00%	$98,639	10.00%
Tier 1 (core) capital (to risk weighted assets)	160,037	16.22	39,456	4.00	59,183	6.00
Tier 1 (core) capital (to adjusted total assets)	160,037	9.85	64,984	4.00	81,230	5.00

As of December 31, 2006:
Total capital (to risk weighted assets)	$161,239	16.34%	$78,964	8.00%	$98,706	10.00%
Tier 1 (core) capital (to risk weighted assets)	155,038	15.71	39,482	4.00	59,223	6.00
Tier 1 (core) capital (to adjusted total assets)	155,038	10.16	61,043	4.00	76,302	5.00
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by ViewPoint Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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
A key element of ViewPoint Bank’s asset/liability management plan is to protect net earnings by managing the maturity or repricing mismatch between its interest-earning assets and rate-sensitive liabilities. We seek to reduce exposure to earnings by extending funding maturities through the use of Federal Home Loan Bank advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.
As part of its efforts to monitor and manage interest rate risk, ViewPoint Bank uses the net portfolio value (“NPV”) methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and from liabilities. Management and the board of directors review NPV measurements on a quarterly basis to determine whether ViewPoint Bank’s interest rate exposure is within the limits established by the board of directors.
ViewPoint Bank’s asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases and decreases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the tables below, we are in compliance with this aspect of our asset/liability management policy.
The tables presented below, as of September 30, 2007, and December 31, 2006, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.
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

September 30, 2007
Change in
Interest	Net Portfolio Value			NPV
Rates in	$ Amount	$ Change	% Change	Ratio %
Basis Points
(Dollars in Thousands)

300	99,159	(54,338)	(35.40)	6.52
200	116,948	(36,549)	(23.81)	7.53
100	135,536	(17,961)	(11.70)	8.53
0	153,497	—	—	9.46
(100)	170,610	17,113	11.15	10.32
(200)	185,599	32,102	20.91	11.05
(300)	200,395	46,898	30.55	11.75

December 31, 2006
Change in
Interest	Net Portfolio Value			NPV
Rates in	$ Amount	$ Change	% Change	Ratio %
Basis Points
(Dollars in Thousands)

300	109,283	(42,252)	(27.88)	7.59
200	122,966	(28,569)	(18.85)	8.39
100	137,722	(13,813)	(9.12)	9.23
0	151,535	—	—	9.97
(100)	165,111	13,576	8.96	10.69
(200)	176,053	24,518	16.18	11.25
(300)	187,052	35,517	23.44	11.80
ViewPoint Bank’s NPV was $153.5 million, or 9.46%, of the market value of portfolio assets as of September 30, 2007, as compared to $151.5 million, or 9.97%, of the market value of portfolio assets as of December 31, 2006. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $36.5 million decrease in our NPV at September 30, 2007, as compared to a $28.6 million decrease at December 31, 2006, and would result in a 193 basis point decrease in our NPV ratio to 7.53% at September 30, 2007, as compared to a 158 basis point decrease to 8.39% at December 31, 2006. An immediate 200 basis point decrease in market interest rates would result in a $32.1 million increase in our NPV at September 30, 2007, as compared to a $24.5 million increase at December 31, 2006, and would result in a 159 basis point increase in our NPV ratio to 11.05% at September 30, 2007, as compared to a 128 basis point increase in our NPV ratio to 11.25% at December 31, 2006.
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

Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that ViewPoint Bank’s level of interest rate risk is acceptable under this approach.
In evaluating ViewPoint Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. ViewPoint Bank considers all of these factors in monitoring its exposure to interest rate risk.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goals, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual actions of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART 2 – OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.
Item 1.A. Risk Factors
No material changes to risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K have occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan. The purpose of the stock repurchase plan was to cover the number of shares issued to directors and key employees under the Company’s Equity Incentive Plan.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1, 2007 through July 31, 2007	31,338	$15.12	31,338	186,633
August 1, 2007 through August 31, 2007	142,643	15.52	142,643	43,990
September 1, 2007 through September 30, 2007	—	—	—	43,990

Total	173,981	$15.32	173,981	43,990

On May 25, 2007, the Company announced its intention to repurchase up to 464,198 shares of its outstanding common stock.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2	Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.3	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 001-32992))

10.4	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.5	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.6	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ViewPoint Financial Group
(Registrant)

Date: November 6, 2007	/s/ Garold R. Base

Garold R. Base
Chief Executive Officer
(Duly Authorized Officer)

Date: November 6, 2007	/s/ Pathie E. McKee

Pathie E. McKee
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibits:
31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications