Form 10-K
period 2007-12-31
ViewPoint Financial Group
filed 2008-03-13
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32992

VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States	20-4484783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas	75075
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 578-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $192.3 million as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 25,218,503 shares of the Registrant’s common stock as of March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s	Part III
Annual Meeting of Stockholders

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY

FORM 10-K

December 31, 2007

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to ViewPoint Financial Group’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (2) competitive pressures among depository institutions; (3) interest rate movements and their impact on customer behavior and net interest margin; (4) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (5) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (6) our ability to access cost-effective funding; (7) changes in financial markets; (8) changes in economic conditions in general and in the Dallas-Fort Worth metropolitan area in particular; (9) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (10) changes in accounting principles, policies or guidelines; (11) our potential future acquisitions of other depository institutions or lines of business; and (12) our deposit growth and deposit mix resulting from our deposit gathering strategy may be less favorable than expected.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

ViewPoint Financial Group (or the “Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the bank in its mutual form; (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which owns 56% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than their ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.

ViewPoint Bank was originally chartered in 1952 as a credit union. Through the years, the institution evolved into a full-service, multi-branch community credit union serving primarily Collin and Dallas Counties and surrounding communities in North Texas, as well as businesses and other entities located in these areas. We completed the conversion from a Texas credit union charter to a federally chartered savings bank as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter that was more appropriate to carry out our business strategy, which will in turn allow us to better serve customers and the local community.

Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group and references to the “Bank” refer to ViewPoint Bank (in its stock, mutual or credit union form). References to “we,” “us,” “our” means ViewPoint Financial Group, ViewPoint Bank and its subsidiaries, unless the context otherwise requires.

ViewPoint Financial Group is incorporated under Federal law to hold all of the stock of ViewPoint Bank. ViewPoint Financial Group has no significant assets other than all of the outstanding shares of common stock of ViewPoint Bank, the net proceeds it kept from the minority stock offering and its loan to the ViewPoint Bank Employee Stock Ownership Plan.

The Company and the Bank are examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Company and the Bank are also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one-to four-family residences as well as loans secured by commercial real estate, automobiles, and commercial business assets. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans as a means of diversifying our balance sheet, along with an increased focus on business banking. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees. Our primary sources of funds are deposits, FHLB borrowings, and payments on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, term certificate and demand accounts.

Market Areas

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Plano, Texas, and have 37 retail locations in our market area of the Dallas/Fort Worth Metroplex. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 7.4% in Collin County and less than 1.0% in all other market area counties.

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. The largest employers headquartered in our market area include J.C. Penney, Electronic Data Systems, Brinker International, Texas Instruments, American Airlines, Dean Foods and Blockbuster.

Median household income and per capita income for our market area are above the state and national averages, reflecting strong job growth in the market area during 2007. For December 2007, our market area reported an unemployment rate of 4.2%, as compared to the national average of 4.8%.

Lending Activities

The following table presents information concerning the composition of ViewPoint Bank’s loan portfolio in dollar amounts and in percentages (before deductions for loans held for sale, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$345,952	37.31%	$287,276	29.56%	$274,230	25.51%	$225,170	20.72%	$201,063	19.53%
Commercial	252,140	27.19	183,670	18.90	99,334	9.24	45,667	4.20	27,037	2.63
Home equity	85,064	9.17	83,899	8.64	85,365	7.94	79,548	7.32	65,002	6.31

Total real estate loans	683,156	73.67	554,845	57.10	458,929	42.69	350,385	32.24	293,102	28.47

Other Loans:
Consumer loans:
Automobile indirect	104,156	11.23	219,147	22.56	364,046	33.86	450,971	41.50	435,598	42.31
Automobile direct	98,817	10.66	151,861	15.63	196,254	18.25	224,021	20.61	242,718	23.57
Other secured	12,626	1.36	14,678	1.51	18,263	1.70	21,242	1.96	17,620	1.71
Lines of credit/unsecured	16,351	1.76	21,284	2.19	28,804	2.68	34,722	3.19	36,749	3.57

Total consumer loans	231,950	25.01	406,970	41.89	607,367	56.49	730,956	67.26	732,685	71.16

Commercial business loans	12,278	1.32	9,780	1.01	8,813	0.82	5,446	0.50	3,762	0.37

Total loans	927,384	100.00%	971,595	100.00%	1,075,109	100.00%	1,086,787	100.00%	1,029,549	100.00%

Less:
Deferred fees and discounts	603		3,576		8,061		11,323		11,835
Loans held for sale	(13,172)		(3,212)		(2,306)		(3,238)		(8,477)
Allowance for loan losses	(6,165)		(6,507)		(7,697)		(8,424)		(8,655)

Total loans receivable, net	$908,650		$965,452		$1,073,167		$1,086,448		$1,024,252

The following table shows the composition of ViewPoint Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate:
One- to four-family	$314,059	33.87%	$251,704	25.90%	$230,003	21.40%	$176,562	16.25%	$158,036	15.35%
Commercial	76,044	8.20	141,875	14.60	66,622	6.20	32,416	2.98	20,339	1.98
Home equity	70,643	7.62	68,795	7.08	68,050	6.33	65,208	6.00	62,851	6.10

Total real estate loans	460,746	49.69	462,374	47.58	364,675	33.93	274,186	25.23	241,226	23.43

Consumer:
Automobile indirect	104,156	11.23	219,115	22.55	364,046	33.86	450,971	41.50	435,598	42.31
Automobile direct	98,817	10.66	151,816	15.62	196,254	18.25	224,020	20.61	242,715	23.57
Other secured	5,454	0.59	7,050	0.72	8,999	0.84	12,512	1.16	10,003	0.97
Lines of credit/unsecured	4,168	0.45	7,652	0.79	11,158	1.04	13,026	1.19	13,556	1.32

Total consumer	212,595	22.93	385,633	39.68	580,457	53.99	700,529	64.46	701,872	68.17

Commercial business	9,359	1.01	7,979	0.82	5,004	0.47	3,720	0.34	3,610	0.35

Total fixed-rate loans	682,700	73.63	855,986	88.08	950,136	88.39	978,435	90.03	946,708	91.95

Adjustable-Rate Loans:
Real Estate:
One-to four-family	31,893	3.44	35,572	3.66	44,227	4.11	48,608	4.47	43,027	4.18
Commercial	176,096	18.99	41,795	4.30	32,712	3.04	13,251	1.22	6,698	0.65
Home equity	14,421	1.55	15,104	1.56	17,315	1.61	14,340	1.32	2,151	0.21

Total real estate loans	222,410	23.98	92,471	9.52	94,254	8.76	76,199	7.01	51,876	5.04

Consumer:
Automobile indirect	—	—	32	0.01	—	—	—	—	—	—
Automobile direct	—	—	45	0.01	—	—	1	—	3	—
Other secured	7,172	0.77	7,628	0.79	9,264	0.86	8,730	0.80	7,617	0.74
Lines of credit/unsecured	12,183	1.31	13,632	1.40	17,646	1.64	21,696	2.00	23,193	2.25

Total consumer	19,355	2.08	21,337	2.21	26,910	2.50	30,427	2.80	30,813	2.99

Commercial business	2,919	0.31	1,801	0.19	3,809	0.35	1,726	0.16	152	0.02

Total adjustable-rate loans	244,684	26.37	115,609	11.92	124,973	11.61	108,352	9.97	82,841	8.05

Total loans	927,384	100.00%	971,595	100.00%	1,075,109	100.00%	1,086,787	100.00%	1,029,549	100.00%

Less:
Deferred fees and discounts	603		3,576		8,061		11,323		11,835
Loans held for sale	(13,172)		(3,212)		(2,306)		(3,238)		(8,477)
Allowance for loan losses	(6,165)		(6,507)		(7,697)		(8,424)		(8,655)

Total loans receivable, net	$908,650		$965,452		$1,073,167		$1,086,448		$1,024,252

The following schedule illustrates the contractual maturity of ViewPoint Bank’s loan portfolio at December 31, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Mortgage		Consumer		Commercial		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Due During Years Ending December 31,

2008(1)	$13,751	6.11%	$40,964	7.53%	$18,717	6.78%	$73,432	7.07%
2009 to 2012	22,173	5.85	185,791	6.31	119,077	6.51	327,041	6.35
2013 and following	395,092	6.02	5,195	7.57	126,624	6.34	526,911	6.11

Total	$431,016		$231,950		$264,418		$927,384

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

The total amount of loans due after December 31, 2008, which have predetermined interest rates is $732.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $121.7 million.

Lending Authority. Residential real estate loans up to $1.5 million may be approved by our Chief Banking Officer. Commercial real estate loans up to $500 thousand may be approved by senior loan officers. Our Chief Executive Officer may approve loans up to $2.0 million. The management loan committee may approve loans up to $5.0 million. Loans over these amounts must be approved by the loan committee of the board of directors. Loans outside our general underwriting guidelines must be approved by the board of directors.

At December 31, 2007, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $25.1 million. Our five largest lending relationships are with commercial borrowers and totaled $70.2 million in the aggregate, or 7.6% of our $927.4 million loan portfolio at December 31, 2007. The largest relationship consists of $16.1 million in seven loans secured by retail shopping centers. The next four largest lending relationships at December 31, 2007, were as follows: $15.9 million in three loans secured by industrial office/warehouses and an office building, $15.5 million in four loans secured by office buildings, $13.3 million in three loans secured by office buildings and $9.4 million in one loan secured by an office building. At December 31, 2007, we had 27 relationships that exceeded $2.0 million. All of these loans were current as of December 31, 2007.

One- to Four-Family Real Estate Lending. We originate loans secured by first mortgages on owner-occupied, one- to four-family residences primarily in our market area. We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents and builders and from existing customers. Walk-in customers are also important sources of loan originations.

Some of the one- to four-family loans we originate are funded by us and retained in our portfolio, while others are originated and sold into the secondary market. We sell a portion of our residential mortgage loans, including most non-conforming loans, on a servicing released basis. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.” An evaluation is conducted at the time of origination based on yield, term, price and servicing released premium to determine if the loan is sold or maintained. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income.

At December 31, 2007, one- to four-family residential mortgage loans (including loans held for sale), which also include a limited amount of home improvement loans, totaled $346.0 million, or 37.3% of our gross loan portfolio, of which $314.1 million were fixed-rate loans and $31.9 million were adjustable rate loans.

In September 2007, through our wholly-owned subsidiary, Community Financial Services, Inc. (“CFS”), we acquired the assets and loan origination business of Bankers Financial Mortgage Group, Ltd. (“BFMG Ltd.”). CFS, now doing business as Bankers Financial Mortgage Group (“BFMG”), originates residential mortgage loans for sale. It does not operate as a loan servicer or a portfolio lender. BFMG Ltd. was founded by current CEO Gerald R. Taylor in 1988 and focuses on originating conforming, agency-acceptable loans. Loans originated by BFMG are evaluated and are either added to ViewPoint Bank’s portfolio, if underwriting guidelines are met, or sold to outside investors. As of December 31, 2007, the Company had added $15.0 million of BFMG originated loans to the Bank’s portfolio and had sold $55.2 million of such loans servicing released to investors. BFMG also processes loans for real estate brokers for a service charge; these loans are not funded by either BFMG or the Bank.

We generally underwrite the one- to four-family owner occupied loans retained for portfolio based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans, and up to 90% for non-owner occupied residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure above 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

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

During the year ended December 31, 2007, we originated $121.2 million of one- to four-family fixed rate mortgage loans and $6.0 million of one- to four-family adjustable rate mortgage loans, or ARM loans. All ARM loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. We have not experienced significant delinquencies in our one- to four-family loan portfolio, including our ARM loans. However, the majority of these loans have been originated within the past several years, when rates were historically low. See “— Asset Quality — Non-performing Assets” and “— Classified Assets.”

Our one- to- four-family loans may be assumable, subject to our approval, and may contain prepayment penalties. Most of our loans are underwritten using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one- to four-family residential loans at origination was approximately $150 thousand at December 31, 2007, while the average size of our one- to four-family residential loans in our portfolio at that time was approximately $92 thousand.

We also offer home improvement loans with a fixed rate of interest. We generally lend up to 90% of the appraised value of the subject property for home improvement loans, and require private mortgage insurance for the excess over 90%. These loans may have terms for up to 20 years and are fully amortizing. At December 31, 2007, our fixed-rate home improvement loans totaled $19.4 million, or 2.1% of our gross loan portfolio.

We originate a limited amount of construction loans, primarily to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2007, we had no outstanding balances on residential construction loans and no outstanding commitments to make residential construction loans. Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.

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

Commercial Real Estate Lending. We offer a variety of commercial real estate loans. Many of these loans are secured by commercial income producing properties located in our market areas, including retail centers, warehouses, multifamily properties and office buildings. At December 31, 2007, commercial real estate loans totaled $252.1 million, or 27.2% of our gross loan portfolio, including loans held for sale. Our commercial real estate portfolio has increased by $68.5 million, or 37.3%, from December 31, 2006, as our conversion from a credit union to a bank charter has allowed us to add more commercial real estate loans to our portfolio. Our commercial real estate loans are originated internally by our Commercial Lending department.

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

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. See “- Loan Originations, Purchases, Sales and Repayments.”

We do not generally maintain an insurance or a tax escrow for loans secured by commercial real estate; however, we do require them in some instances. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “— Asset Quality — Non-performing Loans.” Our largest commercial real estate lending relationship at December 31, 2007, consisted of seven loans which totaled $16.1 million and is secured by retail shopping centers. At December 31, 2007, this relationship was performing in accordance with the terms of the notes.

Home Equity Lending. Our home equity loans totaled $85.1 million and comprised 9.2% of our gross loan portfolio at December 31, 2007, including $14.4 million of home equity lines of credit. Most of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan to value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% maximum applies to home equity lines of credit, which are further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to such loans in other jurisdictions. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin or with a fixed rate of interest.

Home equity lines of credit have up to a 10 year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2007, unfunded commitments on these lines of credit totaled $14.8 million.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, student loans and loans secured by savings deposits. We also offer unsecured loans. We originate our consumer loans primarily in our market areas. Historically, most of our loans were secured by automobiles; however, we have reduced our emphasis on consumer lending to focus on higher yielding residential real estate and commercial loans and investments. As consumer loan balances decline, available funds are being redeployed into one- to four-family and commercial real estate loans. At December 31, 2007, our consumer loan portfolio totaled $232.0 million, or 25.0% of our gross loan portfolio, including loans held for sale.

We originate automobile loans on a direct basis. Automobile loans totaled $203.0 million at December 31, 2007, or 21.9% of our gross loan portfolio, with $98.8 million in direct loans and $104.2 million in indirect loans. As a result of our conversion from a credit union to a federally chartered savings bank, we have diversified our loan portfolio to become less reliant on automobile loans, leading to the decline in direct and indirect automobile balances from prior years. The bulk of our indirect lending came from relationships with approximately 50 car dealerships under an arrangement providing a premium to the referring dealer for the amount over our interest rate, with approximately half of these loans originated through five dealerships located in our market area. Automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer’s suggested retail price for new direct auto loans and 125% of the manufacturer’s invoice for new indirect auto loans. For used car loans we use loan-to-value ratios based on National Automobile Dealers Association (“NADA”) retail value for direct loans and NADA trade-in value for indirect loans. We discontinued our indirect automobile lending program in 2007, and as a result, our indirect automobile loan portfolio has declined since December 31, 2004, by $346.8 million, or 76.9%.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring. Our indirect automobile loans were underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.

We also originate unsecured consumer loans. At December 31, 2007, our unsecured consumer loans totaled $16.4 million, or 1.8% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months, or are revolving lines of credit with an adjustable rate of interest tied to the prime rate of interest. At December 31, 2007, unfunded commitments on our unsecured lines of credit totaled $44.6 million, and the average outstanding balance on our lines was approximately $4 thousand.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. At December 31, 2007, commercial business loans totaled $12.3 million, or 1.3% of our gross loan portfolio, including loans held for sale. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.

Approximately $6.3 million of our commercial business loans are unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

We generally obtain personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than more traditional residential mortgage loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. Commercial business loans are generally secured by business assets, such as equipment and commercial vehicles. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

The majority of our commercial business loans have been to borrowers in our market area. We intend to continue our commercial business lending in this geographic area.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas. Over the past few years, we have reduced our origination of automobile loans, primarily indirect automobile loans, and increased our emphasis on residential and commercial real estate and commercial business lending. This shift in emphasis resulted in decreased overall loan originations in 2006. Loan originations increased by $44.2 million in 2007 due to increased residential and commercial real estate originations. In 2007, we continued with our business plan to diversify our balance sheet to include a greater concentration of residential and commercial real estate, and purposely decreased our indirect and direct automobile portfolio.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $2.0 million, $1.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We also may purchase whole loans and loan participations from other banks, thrifts, and credit unions. The purchase transaction is governed by a participation agreement entered into by the originator and participant (ViewPoint Bank) containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2007, approximately $110.8 million, or 11.9% of our total loan portfolio, consisted of purchased loans or loan participations.

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

We also sell whole residential real estate loans to Freddie Mac and Fannie Mae, as well as private investors, such as other banks and thrifts, mortgage companies and credit unions subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to us and, on loans sold to Fannie Mae, allow for a servicing fee on loans when the servicing is retained by us. Residential real estate loans are also currently being sold with the Company releasing control of the servicing of the loans.

Additionally, we originate and fund government guaranteed student loans that are held for up to one year, and then subsequently sold. These loans are serviced by and sold to National Education Loan Network prior to the loan entering the repayment period, which leads to no delinquencies in this portfolio. At December 31, 2007, our student loan portfolio totaled $5.4 million.

We sold one- to four-family whole real estate, commercial real estate participations and student loans in aggregate amounts of $82.6 million, $37.4 million and $42.7 million during 2007, 2006 and 2005, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a service release premium when servicing is sold, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2007 increased with the loans originated and sold by CFS since our acquisition of the assets of BFMG.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2007, 2006 and 2005 were $1.3 million, $199 thousand and $351 thousand, respectively.

The Asset/Liability Management Committee directs the Bank’s secondary marketing unit to evaluate in accordance with guidelines whether to keep loans in portfolio, sell with a service release premium, or sell with servicing retained based on price, yield, and duration. We held servicing rights of approximately $1.6 million at December 31, 2007, and $1.8 million and $2.1 million at December 31, 2006 and 2005, respectively, for loans owned by others. The servicing of these loans generated net servicing fees to us for the years ended December 31, 2007, 2006 and 2005 of $305 thousand, $262 thousand and $383 thousand, respectively. At December 31, 2007, ViewPoint Bank serviced $398.4 million of loans for others that were not reported as assets. ViewPoint Bank held servicing rights on $203.9 million of these loans, while the remaining $194.5 million are subserviced with no corresponding servicing rights.

The following table shows the loan origination, purchase, sales and repayment activities of ViewPoint Bank for the periods indicated. At December 31, 2007, ViewPoint Bank had purchased $15.0 million of loans from CFS, which are included in the Originations section.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Originations by type:
Adjustable rate:
Real estate
One- to four-family	$5,975	$4,465	$10,705
Commercial	43,748	9,905	11,494
Home equity	3,064	4,046	10,994
Consumer
Automobile indirect	—	—	—
Automobile direct	—	26	—
Other secured	5,621	6,150	8,571
Lines of credit/unsecured	703	793	2,475
Commercial business	4,489	755	6,473

Total adjustable-rate	63,600	26,140	50,712

Fixed rate:
Real estate
One- to four-family	121,209	50,162	123,687
Commercial	75,655	93,304	70,342
Home equity	24,276	20,542	24,280
Consumer
Automobile indirect	181	17,361	111,782
Automobile direct	27,216	56,292	98,038
Other secured	2,299	2,628	3,856
Lines of credit/unsecured	2,241	4,141	6,698
Commercial business	3,767	5,668	3,832

Total fixed-rate	256,844	250,098	442,515

Total loans originated	320,444	276,238	493,227

Purchases:
Real estate-one-to four-family	44,407	18,519	—
Real estate — commercial	1,160	8,887	8,825

Total loans purchased	45,567	27,406	8,825

Sales and Repayments:
Real estate
One-to four-family	77,418	26,221	21,244
Commercial	1,128	7,408	18,430
Consumer	4,012	3,816	3,066

Total loans sold	82,558	37,445	42,740

Principal repayments	337,624	370,619	470,058

Total reductions	420,182	408,064	512,798
Increase (decrease) in other items, net	(2,631)	(3,295)	(2,535)

Net increase (decrease)	$(56,802)	$(107,715)	$(13,281)

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector who attempts to cure the delinquency by contacting the borrower once the loan is 16 days past due. When the loan is 50 days past due, the borrower is sent a Notice of Intent to Accelerate via certified mail and regular mail. If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 20 days to bring the account current. If foreclosed, generally we take title to the property and sell it directly through a real estate broker.

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

Asset quality remains strong, as loans delinquent 30-89 days have decreased from $6.4 million at December 31, 2006, to $5.5 million at December 31, 2007. Net charge-offs have also declined, decreasing $145 thousand from $3.8 million at December 31, 2006, to $3.6 million at December 31, 2007. The Bank does not offer any subprime loan origination programs. We had three foreclosed real estate properties with an estimated total value of $615 thousand at December 31, 2007, compared to two foreclosed real estate properties with an estimated total value of $460 thousand at December 31, 2006.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2007.

	Loans Delinquent For:						Total Loans Delinquent
	60-89 Days			90 Days and Over			60 Days or More
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	7	$493	0.14%	6	$673	0.19%	13	$1,166	0.34%
Commercial	—	—	—	—	—	—	—	—	—
Home equity	2	44	0.05	1	22	0.03	3	66	0.08

Total real estate loans	9	537	0.08	7	695	0.10	16	1,232	0.18

Other Loans:
Consumer Loans:
Automobile indirect	18	139	0.13	6	60	0.06	24	199	0.19
Automobile direct	4	23	0.02	5	65	0.07	9	88	0.09
Other secured	1	1	0.01	1	1	0.01	2	2	0.02
Lines of credit/unsecured	15	69	0.42	11	63	0.39	26	132	0.81

Total consumer loans	38	232	0.10	23	189	0.08	61	421	0.18

Commercial business loans	1	5	0.04	—	—	—	1	5	0.04

Total loans	48	$774	0.08%	30	$884	0.10%	78	$1,658	0.18%

Total as a percentage of gross loans			0.08%			0.10%			0.18%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on non-accrual status. Troubled debt restructurings involve forgiving a portion of interest or principal on a loan or making a loan at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$689	$—	$139	$16	$—
Commercial	989	639	—	—	—
Home equity	22	72	77	5	2
Automobile indirect	185	207	1,084	2,827	3,681
Automobile direct	86	145	223	1,464	1,951
Other secured	1	—	903	20	48
Lines of credit/unsecured	63	177	136	105	109
Commercial business	67	64	30	—	—

Total	2,102	1,304	2,592	4,437	5,791

Accruing loans delinquent more than 90 days:
One- to four-family	—	—	—	301	470
Commercial	—	—	—	68	—
Home equity	—	—	—	25	—
Automobile indirect	—	—	—	—	—
Automobile direct	—	30	—	—	—
Other secured	—	—	—	—	—
Lines of credit/unsecured	—	—	—	—	—
Commercial business	—	—	—	50	—

Total	—	30	—	444	470

Troubled debt restructurings:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Automobile indirect	607	592	—	413	309
Automobile direct	759	1,365	1,669	1,651	748
Other secured	5	4	86	294	36
Lines of credit/unsecured	40	76	248	246	138
Commercial business	—	—	—	—	—

Total	1,411	2,037	2,003	2,604	1,231

Foreclosed assets:
One- to four-family	615	460	50	113	633
Automobile indirect	212	146	310	662	525
Automobile direct	13	45	159	341	270
Commercial business	—	4	—	—	—

Total	840	655	519	1,116	1,428

Total non-performing assets	$4,353	$4,026	$5,114	$8,601	$8,920

Total non-performing assets as a percentage of total assets	0.26%	0.26%	0.36%	0.61%	0.68%

Total non-performing loans as a percentage of gross loans	0.38%	0.35%	0.43%	0.69%	0.73%

The commercial and commercial business loans that are on non-accrual status were not delinquent at December 31, 2007. These three loans, totaling $1.1 million, are on non-accrual status due to low occupancy and prior payment history.

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $218 thousand. The amount that was included in interest income on such loans was $59 thousand.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding the non-performing assets set forth in the table above, as of December 31, 2007, there was an aggregate of $8.8 million of these loans in comparison to $1.8 million as of December 31, 2006. Of the $8.8 million, nine commercial real estate and business loans totaling $7.3 million and three residential real estate loans totaling $306 thousand were not delinquent at December 31, 2007 but are being monitored due to circumstances such as low occupancy and prior payment history. These possible credit problems may result in the future inclusion of such items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial business loans that are classified as “watch” or “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 2.1% of our equity capital and 0.26% of our assets at December 31, 2007, compared to 1.5% of our equity capital and 0.20% of our assets at December 31, 2006.

The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2007	2006

Loss	$—	$—
Doubtful	506	—
Substandard	3,860	3,116

Total	$4,366	$3,116

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and ViewPoint Bank, such as loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, such as commercial real estate loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2007, our allowance for loan losses was $6.2 million, or 0.66% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$6,507	$7,697	$8,424	$8,655	$8,858

Charge-offs:
One- to four-family	120	83	127	205	—
Commercial	—	—	—	—	—
Home equity	32	62	43	52	—

Total real estate loans	152	145	170	257	—

Consumer:
Automobile indirect	2,251	2,670	4,575	4,617	5,493
Automobile direct	620	518	678	374	1,299
Other secured	31	21	869	795	663
Lines of credit/unsecured	1,862	1,510	754	791	1,026

Total consumer	4,764	4,719	6,876	6,577	8,481

Commercial business	164	102	204	52	—

Total charge-offs	5,080	4,966	7,250	6,886	8,481

Recoveries:
One- to four-family	14	29	—	—	—
Commercial	—	—	—	—	—
Home equity	13	39	—	—	—

Total real estate loans	27	68	—	—	—

Consumer:
Automobile indirect	700	744	102	161	95
Automobile direct	305	230	72	91	43
Other secured	14	8	102	113	56
Lines of credit/unsecured	376	156	127	91	38

Total consumer	1,395	1,138	403	456	232

Commercial business	48	5	—	—	—

Total recoveries	1,470	1,211	403	456	232

Net charge-offs	3,610	3,755	6,847	6,430	8,249
Additions charged to operations	3,268	2,565	6,120	6,199	8,046

Balance at end of period	$6,165	$6,507	$7,697	$8,424	$8,655

Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.37%	0.63%	0.61%	0.86%
Ratio of net charge-offs during the period to average non-performing assets	86.16%	82.17%	99.84%	73.39%	99.85%
Allowance as a percentage on non-performing loans	175.49%	193.03%	167.51%	112.55%	115.52%
Allowance as a percentage of gross loans
(end of period)	0.66%	0.67%	0.72%	0.78%	0.84%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to		to		to		to		to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Real Estate:
One- to four-family	$1,201	37.31%	$449	29.56%	$311	25.51%	$349	20.72%	$479	19.53%
Commercial real estate	2,597	27.19	2,025	18.90	659	9.24	98	4.20	22	2.63
Home equity	170	9.17	182	8.64	86	7.94	80	7.32	63	6.31
Consumer:
Automobile indirect	946	11.23	2,232	22.56	3,608	33.86	4,610	41.50	4,092	42.31
Automobile direct	278	10.66	526	15.63	1,848	18.25	2,086	20.61	2,387	23.57
Other secured	13	1.36	9	1.51	364	1.70	119	1.96	100	1.71
Lines of credit/unsecured	626	1.76	694	2.19	592	2.68	1,049	3.19	1,466	3.57
Commercial Business	334	1.32	390	1.01	229	0.82	33	0.50	46	0.37

Total	$6,165	100.00%	$6,507	100.00%	$7,697	100.00%	$8,424	100.00%	$8,655	100.00%

Investment Activities

Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated — ViewPoint Bank” and “— Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Asset Liability Management” under Item 7A of this report. Our investment portfolio consists primarily of government-sponsored securities that have a market value in excess of amortized cost as of December 31, 2007.

Our investment securities have historically consisted primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. agency notes and bonds from government sponsored enterprises, such as Freddie Mac, Fannie Mae and Ginnie Mae. These securities are high quality securities that possess little, if any, credit risk. See Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report.

During 2007, the Bank purchased five Trust Preferred Securities (TRUPs) totaling $19.6 million at December 31, 2007. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. REITs and loans are not a part of these securities.

The market value of the TRUPs has decreased since purchase as a result of market supply/demand changes. Because TRUPs are considered collateralized debt obligations (CDOs), demand for these securities has decreased as CDOs that contain REITs and subprime mortgages have suffered from the upheaval in the mortgage industry. The TRUPs in our investment portfolio do not contain the same risks. We expect that this contagion effect will dissipate and market demand for these securities will return in due time, bringing prices back up to purchase levels.

As a member of the Federal Home Loan Bank of Dallas, we had $6.2 million in stock of the Federal Home Loan Bank of Dallas at December 31, 2007. For the year ended December 31, 2007, we received $208 thousand in dividends from the Federal Home Loan Bank of Dallas.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2007, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2007		2006		2005
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Available for Sale:
Investment securities:
US Government and agency	$35,006	$35,152	$30,059	$29,475	$22,605	$21,892
Collateralized debt obligations	21,496	19,616	—	—	—	—
Agency collateralized mortgage obligations	347,376	349,234	214,788	215,011	60,617	60,059
Agency mortgage-backed securities	137,678	138,873	79,782	80,037	19,870	19,909

Total available for sale	541,556	542,875	324,629	324,523	103,092	101,860

Held to maturity:
Investment securities:
US Government and agency	—	—	—	—	18,007	17,736
Corporate bonds	—	—	—	—	3,009	3,010
Agency collateralized mortgage obligations	5,688	5,683	11,271	11,236	20,946	20,750
Agency mortgage-backed securities	14,403	14,519	—	—	—	—

Total held to maturity	20,091	20,202	11,271	11,236	41,962	41,496

Total investment securities	561,647	563,077	335,900	335,759	145,054	143,356
Federal Home Loan Bank stock	6,241	6,241	3,724	3,724	3,958	3,958

Total	$567,888	$569,318	$339,624	$339,483	$149,012	$147,314

The composition and maturities of the investment securities portfolio as of December 31, 2007, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(Dollars in Thousands)

Securities available for sale:
US Government and agency	$8,010	3.26%	$26,996	4.84%	$—	—%	$—	—%	$35,006	4.48%	$35,152
Collateralized debt obligations	—	—	—	—	—	—	21,496	7.33	21,496	7.33	19,616
Agency mortgage-backed and collateralized mortgage obligations	—	—	16,918	5.28	23,842	5.44	444,294	5.32	485,054	5.32	488,107

Total securities available for sale	8,010	3.26	43,914	5.01	23,842	5.44	465,790	5.41	541,556	5.35	542,875

Held to maturity:
Agency mortgage-backed and collateralized mortgage obligations	—	—	659	5.35	—	—	19,432	5.07	20,091	5.08	20,202

Total securities held to maturity	—	—	659	5.35	—	—	19,432	5.07	20,091	5.08	20,202

Total investment securities	$8,010	3.26%	$44,573	5.02%	$23,842	5.44%	$485,222	5.40%	$561,647	5.34%	$563,077

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, sales of loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At December 31, 2007, we had no brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Opening balance	$1,234,881	$1,257,727	$1,228,999
Net of deposits and withdrawals	25,639	(51,764)	7,766
Interest credited	37,073	28,918	20,962

Ending balance	$1,297,593	$1,234,881	$1,257,727

Net increase (decrease)	$62,712	$(22,846)	$28,728

Percent increase	5.08%	(1.82)%	2.34%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs by ViewPoint Bank at the dates indicated.

	December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Non- interest-bearing demand	$185,149	14.27%	$211,301	17.11%	$195,377	15.53%
Interest bearing demand	76,948	5.93	69,711	5.64	106,604	8.48
Savings	156,129	12.03	198,546	16.08	277,006	22.02
Money market	414,483	31.94	438,570	35.52	469,399	37.32
IRA	8,116	0.63	10,590	0.86	14,037	1.12

Total non-certificates	840,825	64.80	928,718	75.21	1,062,423	84.47

Certificates:
0.00 - 1.99%	89	0.01	487	.04	2,474	0.20
2.00 - 3.99%	22,973	1.77	36,672	2.97	123,818	9.84
4.00 - 5.99%	433,155	33.38	269,004	21.78	68,830	5.47
6.00% and over	551	0.04	—	—	182	0.02

Total certificates	456,768	35.20	306,163	24.79	195,304	15.53

Total deposits	$1,297,593	100.00%	$1,234,881	100.00%	$1,257,727	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2007.

	0.00-	2.00-	4.00-	6.00%		Percent
	1.99%	3.99%	5.99%	and over	Total	of Total
	(Dollars in Thousands)

Certificate accounts maturing in quarter ending:
March 31, 2008	$76	$5,586	$135,979	$273	$141,914	31.07%
June 30, 2008	2	8,899	104,766	118	113,785	24.91
September 30, 2008	—	4,049	72,511	160	76,720	16.80
December 31, 2008	—	2,507	47,915	—	50,422	11.04
March 31, 2009	—	1,056	14,003	—	15,059	3.30
June 30, 2009	11	825	4,608	—	5,444	1.19
September 30, 2009	—	6	7,516	—	7,522	1.65
December 31, 2009	—	—	22,646	—	22,646	4.96
March 31, 2010	—	38	2,832	—	2,870	0.63
June 30, 2010	—	7	3,655	—	3,662	0.80
September 30, 2010	—	—	5,265	—	5,265	1.15
December 31, 2010	—	—	1,105	—	1,105	0.24
Thereafter	—	—	10,354	—	10,354	2.26

Total	$89	$22,973	$433,155	$551	$456,768	100.00%

Percent of Total	0.02%	5.03%	94.83%	0.12%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months	Over 3 to	Over 6 to	Over 12
	or Less	6 Months	12 Months	Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$57,092	$49,976	$47,116	$30,954	$185,138
Certificates of deposit of $100,000 or more	20,487	13,274	14,501	23,238	71,500
Public funds(1)	64,336	50,533	65,526	19,735	200,130

Total certificates of deposit	$141,915	$113,783	$127,143	$73,927	$456,768

(1)	Deposits from governmental and other public entities.

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

These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2007, we had $128.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $458.4 million.

ViewPoint Bank is authorized to borrow from the Federal Reserve Bank of Dallas’ “discount window” after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from the Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings, which consists solely of Federal Home Loan Bank advances, for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Maximum Balance:
FHLB advances	$128,451	$55,762	$56,717
Average Balance Outstanding:
FHLB advances	$83,501	$51,187	$52,149

The following table sets forth certain information as to ViewPoint Bank’s borrowings at the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in Thousands)

FHLB advances	$128,451	$55,762	$47,680
Weighted average interest rate of FHLB advances during the period	4.85%	4.66%	4.56%
Weighted average interest rate of FHLB advances at end of period	3.15%	4.28%	4.99%

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

ViewPoint Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to ViewPoint Financial Group. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” ViewPoint Bank also is subject to regulation and examination by the FDIC, which insures the deposits of ViewPoint Bank to the maximum extent permitted by law.

Office of Thrift Supervision. The investment and lending authority of ViewPoint Bank is prescribed by federal laws and regulations and it is prohibited from engaging in any activities not permitted by such laws and regulations. This includes a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities. At December 31, 2007, ViewPoint Bank had 14.0% of its assets in consumer loans, commercial paper and corporate debt securities.

As a federally chartered savings bank, ViewPoint Bank is required to meet a qualified thrift lender test. This test requires ViewPoint Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, ViewPoint Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, ViewPoint Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. As of December 31, 2007, ViewPoint Bank met the qualified thrift lender test with a qualified thrift investment percentage of 78.71%. The Office of Thrift Supervision investment limits are consistent with management’s strategy to diversify our loan portfolio and become less reliant on automobile loans.

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

ViewPoint Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%. At December 31, 2007, ViewPoint Bank’s lending limit under this restriction was $25.1 million. We have no loans in excess of our lending limit.

The Office of Thrift Supervision’s oversight of ViewPoint Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.

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

Insurance of Accounts and Regulation by the FDIC. ViewPoint Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against ViewPoint Bank and may terminate our deposit insurance if it determines that ViewPoint Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Transactions with Affiliates. Transactions between ViewPoint Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of ViewPoint Bank’s capital. In addition, ViewPoint Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. ViewPoint Financial Group and ViewPoint MHC are affiliates of ViewPoint Bank.

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

If ViewPoint Bank fails the qualified thrift lender test, ViewPoint Financial Group and ViewPoint MHC must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for bank holding companies or their subsidiaries. In addition, within one year of such failure, ViewPoint Financial Group and ViewPoint MHC must register as, and will become subject to, the restrictions applicable to bank holding companies.

Under regulations of the Office of Thrift Supervision, ViewPoint MHC may convert to the stock form of ownership. In that stock conversion, the members of ViewPoint MHC would have a right to subscribe for shares of stock in a new company that would own ViewPoint MHC’s shares in ViewPoint Financial Group.

In addition, each share of stock in ViewPoint Financial Group not owned by ViewPoint MHC would be converted into shares in that new company in an amount that preserves the holders’ percentage ownership.

Capital Requirements for ViewPoint Bank. ViewPoint Bank is required to maintain specified levels of regulatory capital under regulations of the Office of Thrift Supervision. It became subject to these capital requirements on January 1, 2006, when it became a federally chartered savings bank. To be “adequately capitalized,” an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be “well capitalized,” an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets. The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to risk-weighted assets. The term “total risk-based capital ratio” means the ratio of total capital to risk-weighted assets.

The term “Tier 1 capital” generally consists of common stockholders’ equity and retained earnings, certain noncumulative perpetual preferred stock and related earnings, and excludes most intangible assets. At December 31, 2007, ViewPoint Bank had $1.1 million of intangibles and $3.3 million in disallowed servicing assets and deferred tax asset in Tier 1 capital.

“Total capital” consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

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

The Office of Thrift Supervision is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an “adequately capitalized institution.” Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations. The Office of Thrift Supervision generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the Office of Thrift Supervision of any of these measures on ViewPoint Bank may have a substantial adverse effect on its operations and profitability.

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

At December 31, 2007, ViewPoint Bank was considered a “well-capitalized” institution. Regulatory capital is discussed further in Note 17 of the Notes to Consolidated Financial Statements contained herein.

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

ViewPoint Financial Group will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from ViewPoint Financial Group, however, may depend, in part, upon its receipt of dividends from ViewPoint Bank. In addition, ViewPoint Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its September 2006 mutual holding company reorganization and stock issuance. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the Office of Thrift Supervision. The interests of other stockholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. At December 31, 2007, ViewPoint Financial Group had declared cash dividends of $0.20 per share, and on January 23, 2008, it announced a quarterly cash dividend of $0.06 to shareholders of record as of the close of business on February 5, 2008. ViewPoint MHC waived these dividends.

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

Method of Accounting. For federal income tax purposes, ViewPoint Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2007, ViewPoint Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

In 2006, the Texas Legislature passed House Bill (HB) 3 to amend the Texas Franchise Tax to the Texas Margins Tax, effective for franchise tax reports originally due on or after January 1, 2008. The revised tax base is the taxable entity’s margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. The calculation for the Company in 2007 was total revenue minus cost of goods sold. For a financial institution, cost of goods sold equals interest expense. The tax rate applied to the Texas portion of the tax base is 1%.

In 2006, the State of Texas did not have a corporate income tax, but it did have a corporate franchise tax which was assessed at the rate of 4.5% of “net taxable earned surplus” or 0.25% of “net taxable capital” (whichever was higher). “Net taxable earned surplus” is net income for federal income tax purposes increased by the compensation of directors and executive officers and decreased by interest on obligations guaranteed by the U.S. government.

Subsidiary and Other Activities

As a federally chartered savings bank, the Company is permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets, or $33.2 million at December 31, 2007, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

On September 1, 2007, the Company, through CFS, ViewPoint Bank’s wholly-owned subsidiary, completed its acquisition of substantially all of the assets and the loan origination business of BFMG, Ltd. BFMG, Ltd. was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did CFS assume any liabilities related to loans originated by BFMG, Ltd. prior to the closing. CFS originates residential mortgages through its retail employees and wholesale division, primarily in Texas. CFS sells all loans it originates to ViewPoint Bank or to outside investors. At December 31, 2007, ViewPoint Bank’s investment in CFS totaled $1.8 million.

On January 1, 2007, Community Title, L.L.C., the majority owned (75%) subsidiary of CFS, ceased operations. It officially dissolved on January 25, 2007. Community Title, L.L.C. provided title services for residential and commercial real estate. Management elected to close Community Title, L.L.C. due to an overall decrease in refinance business and the difficulty that the company encountered as a one-office provider in capturing Realtor© and other third-party business. The closure did not have a significant impact on our future operations.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, ViewPoint Bank’s share of deposits was approximately 7.4% in Collin County and less than 1.0% in all other market area counties.

Executive Officers of ViewPoint Financial Group and ViewPoint Bank

Garold (Gary) R. Base. Since 1987, Mr. Base has served as the President and Chief Executive Officer of ViewPoint Financial Group and ViewPoint Bank (including its predecessor entity, Community Credit Union). He serves on the board of directors of both institutions. Additionally he currently serves as a Director of the North Texas Tollway Authority and has served as a Trustee of the Plano School District, Member of the Thrift Advisory Board of the Federal Reserve, Advisory Board Member of Fannie Mae, Chairman of the Plano Chamber of Commerce, Board Member of the North Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association and in a number of other positions locally and nationally.

Mark E. Hord. Since 1999, Mr. Hord, age 45, has served as Executive Vice President and General Counsel of ViewPoint Financial Group and ViewPoint Bank (including its predecessor entity, Community Credit Union). He also serves as Secretary of ViewPoint Financial Group and ViewPoint Bank. Mr. Hord’s responsibilities include, among others, legal and compliance, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments matters. He also serves on the board of directors of CFS.

Pathie (Patti) E. McKee. Since 1997, Ms. McKee, age 42, has served as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Financial Group and ViewPoint Bank (including its predecessor entity, Community Credit Union). Ms. McKee oversees our finance, investment, risk management and marketing operations. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee held various other positions with Community Credit Union, including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant.

James C. Parks. Mr. Parks, age 55, joined ViewPoint Bank in May 2006, as the Company’s Executive Vice President, Chief Operations Officer and Chief Information Officer. Prior to joining ViewPoint Bank, Mr. Parks served as Executive Vice President of Bank Operations for TexasBank, an independent regional bank in Fort Worth, Texas. Mr. Parks’ responsibilities at ViewPoint Bank include information systems, technologies and back room operations. Mr. Parks has 30 years of experience in information systems and bank operations and previously served as President of Frost Financial Processors, a division of Frost National Bank — San Antonio, managing data processing and servicing for 25 independent community banks.

Rick M. Robertson. Mr. Robertson, age 55, joined ViewPoint Bank in February 2006, as the Company’s Executive Vice President and Chief Banking Officer. Mr. Robertson’s responsibilities include retail, business, and mortgage banking, credit administration and loan operations. Since September 2007, Mr. Robertson has served as Chairman of CFS. Mr. Robertson has over 30 years of banking experience including over 20 years of serving in leadership roles. Prior to joining ViewPoint Bank, Mr. Robertson worked for Key Bank where he served as the Michigan District President from February 2002 until February 2006.

Employees

At December 31, 2007, we had a total of 513 full-time employees and 68 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Internet Website

We maintain a website with the address www.viewpointbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

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

At December 31, 2007, our loan portfolio included $264.4 million of commercial real estate loans and commercial business loans, or approximately 28.5% of our total loan portfolio. We have been increasing, and intend to continue to increase, our origination of these types of loans in 2008. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loan because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings. See “Business — Lending Activities — Commercial Real Estate Lending” and “— Commercial Business Lending” under Item 1 of this report.

Our loan portfolio possesses increased risk due to our number of consumer loans.

Our consumer loans accounted for approximately $232.0 million, or 25.0%, of our total loan portfolio as of December 31, 2007, of which $203.0 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. As a result of our large portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, the majority of our automobile loans are comprised of indirect automobile loans which were originated by a third party on our behalf through a network of automobile dealers. Because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities. See “Business — Lending Activities — Consumer Lending” and “- Asset Quality” under Item 1 of this report.

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

Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 0.66% of gross loans receivable and 175.49% of non-performing loans at December 31, 2007. As of December 31, 2007, we believe that the current allowance level is our best estimate of probable incurred credit losses.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

Changes in Market Interest Rates May Have An Adverse Effect On The Bank’s Profits.

By definition, net interest income is the difference between:

•	interest income earned on interest-earning assets, such as loans, investment securities, and overnight cash; and

•	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

To have a positive net interest income position, we must earn more interest on our interest-earning assets than we pay on interest-bearing liabilities. The Federal Open Market Committee lowered the federal funds target rate three times during 2007, from the beginning of the year rate of 5.25% down to 4.25%. These decreases have resulted in most market interest rates falling, placing downward pressure on loan rates while also allowing for funding cost reductions. An increasing percentage of our interest-earning assets are in residential mortgage loans and have longer maturities than our deposits.

Realizing this, we successfully focused on also adding variable rate investment securities and longer term borrowings during the year to obtain a better duration match between both sides of the balance sheet. If market interest rates continue to fall, net interest income could be adversely affected in the short term as the interest received on interest-earning assets decreases more quickly than the costs of interest-bearing liabilities. Yields on variable rate and overnight investments would likely decline early on. We anticipate that we would be able to lower deposit rates and costs, but at a pace reflecting each deposit’s maturity or repricing characteristics. If market rates decrease enough, loan prepayments may rise, further repricing a portion of interest-earning assets. In the intermediate term, the adverse effect is likely lessened or reversed as more deposits mature and reprice at a lower cost. See “Asset Liability Management” under Item 7A of this report for a discussion of the projected effects of interest rate changes on the Bank’s net portfolio value (“NPV”).

We operate in a highly regulated environment and we may be adversely affected by negative examination results and changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Both ViewPoint MHC and ViewPoint Financial Group are subject to regulation and supervision by the Office of Thrift Supervision. This regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. See “How We Are Regulated — ViewPoint Bank — Office of Thrift Supervision” under Item 1 of this report.

The loss of key employees could negatively affect us from a production standpoint.

Our high-quality staff plays an important role in determining our financial condition. In the event that key executives or members of our sales staff suddenly leave our employment, our earnings could be negatively affected until sufficient replacements for those key employees are located.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. See “Business — Competition” under Item 1 of this report.

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

Attacks directed against our members to obtain sensitive information are becoming increasingly sophisticated. These illegal efforts include well-disguised “phishing” attacks and the use of fraudulently obtained debit card information. The Company has implemented strong defensive measures and established a quick response team to detect and terminate these attacks. Member and employee awareness and timely reporting continue to be our most effective defense to minimize the risk inherent in these illegal attacks.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2007, we had 37 locations, including 12 in-store branches and nine loan production offices, and four administrative offices. We own the space in which our administrative offices are located. At December 31, 2007, we owned 15 of our branch offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $36.0 million at December 31, 2007. We intend to open several new branches within our existing market area over the next few years. In 2007, we opened a full service branch inside our administrative office located at 1201 W. 15th Street. We have also begun construction on a new branch location in Northeast Tarrant County, and we anticipate this branch to be open in the third quarter of 2008.

Of our 12 in-store locations, 9 are located in Albertsons grocery stores. In 2006, Albertsons sold its stores in Texas, resulting in three of our in-store locations being closed in 2006 and two in-store locations being closed in 2007. Two other in-store locations were closed on January 3, 2008, and are not included in the Properties table. Future impacts of this sale, if any, on our remaining Albertsons in-store locations are not yet known but in any event are not expected to have a material effect on our operations.

The following table provides information about ViewPoint Bank’s main and branch offices and indicates whether the properties are owned or leased.

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/07
				(Dollars in Thousands)

ADMINISTRATIVE OFFICES:

Pitman West (Main Office)	53,022	Owned	N/A	$2,002
1309 W. 15th Street Plano, TX 75075

Pitman East	54,409	Owned	N/A	$5,348
1201 W 15th St. Plano, TX 75075

Richardson Annex	3,800	Owned	N/A	$ 72
700 E. Arapaho Richardson, TX 75081

Contact Center	31,762	Owned	N/A	$2,871
2101 Custer Rd. Plano, TX 75075

BRANCH OFFICES:

Addison	6,730	Leased	04/30/13	N/A
4560 Beltline Suite 100 Addison, TX 75001

Allen	4,500	Owned	N/A	$ 396
321 East McDermott Allen, TX 75002

Carrollton	6,800	Owned	N/A	$1,174
1801 Keller Springs Carrollton, TX 75006

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/07
				(Dollars in Thousands)

Carrolton Kroger*	484	Leased	12/12/10	N/A
4038 Old Denton Road Carrollton, TX 75007

Coppell	5,674	Owned	N/A	$1,662
687 Denton Tap Rd Coppell, TX 75019

East Plano	5,900	Owned	N/A	$1,392
2501 East Plano Pkwy Plano, TX 75074

Forest Lane Albertsons*	471	Leased	07/13/13	N/A
3630 Forest Lane Dallas, TX 75229

Frisco	4,800	Owned	N/A	$1,051
3833 Preston Frisco, TX 75034

Garland	4,800	Owned	N/A	$ 839
2218 N. Jupiter Garland, TX 75044

Garland Tom Thumb*	550	Leased	06/30/12	N/A
2645 Arapaho Rd Garland, TX 75044

Grand Prairie Albertsons*	452	Leased	08/08/12	N/A
215 N. Carrier Pkwy Grand Prairie, TX 75050

Lake Highlands Albertsons*	391	Leased	11/14/11	N/A
10203 East Northwest Hwy Dallas, TX 75238

Los Rios Kroger*	473	Leased	04/21/09	N/A
4017 14th Street Plano, TX 75074

McKinney	4,500	Owned	N/A	$ 663
2500 W. Virginia Pkwy McKinney, TX 75070

McKinney Albertsons*	425	Leased	08/29/12	N/A
6800 W. Virginia Pkwy McKinney, TX 75070

McKinney Mini	1,800	Owned	N/A	$ 96
231 N. Chestnut McKinney, TX 75069

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/07
				(Dollars in Thousands)

Midway Albertsons*	325	Leased	12/28/14	N/A
4349 W. Northwest Hwy Dallas, TX 75220

North Dallas Tom Thumb*	550	Leased	04/30/12	N/A
18212 Preston Road Dallas, TX 75252

NW Frisco Albertsons*	470	Leased	07/13/13	N/A
309 Main Street Frisco, TX 75034

Plano Albertsons*	311	Leased	06/19/11	N/A
1301 Custer Road Ste 200 Plano, TX 75075

Plano Central	1,680	Owned	N/A	$ 841
1201 W 15th St. Plano, TX 75075

Richardson	22,000	Owned	N/A	$ 924
720 E. Arapaho Richardson, TX 75081

Richardson Mini	2,500	Owned	N/A	$ 146
1775 North Plano Rd Richardson, TX 75081

Tollroad Express	2,000	Owned	N/A	$ 502
5900 West Park Blvd. Plano, TX 75093

West Allen	4,800	Owned	N/A	$ 855
225 S. Custer Rd. Allen, TX 75013

West Plano	22,800	Owned	N/A	$1,993
5400 Independence Pkwy Plano, TX 75023

West Richardson	4,500	Owned	N/A	$ 557
1280 West Campbell Rd. Richardson, TX 75080

Wylie Albertsons*	425	Leased	08/29/12	N/A
921 Westgate Way Wylie, TX 75098

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/07

LOAN PRODUCTION OFFICES:
Houston LPO	400	Leased	month to	N/A
7500 San Felipe Suite 600 Houston, TX 77063			month

Dallas LPO	2,678	Leased	06/01/09	N/A
2231 W. Ledbetter Suite 280 Dallas, TX 75224

Grapevine LPO	2,180	Leased	06/30/09	N/A
304 South Park Blvd. Suite 100 Grapevine, TX 76051

LOAN PRODUCTION OFFICES OPERATED BY CFS (MORTGAGE SUBSIDIARY):

Dallas LPO/CFS Corporate Office	7,670	Leased	01/31/10	N/A
13101 Preston Rd. Suite 100 Dallas, TX 75240

Coppell LPO	2,540	Leased	08/31/12	N/A
275 S. Denton Tap Rd. Suite 100 Coppell, TX 75019

Ennis LPO	100	Leased	02/29/08	N/A
1905 W. Ennis Ave. Suite 240B Ennis, TX 75119

Fort Worth LPO	190	Leased	04/30/08	N/A
4150 International Plaza Suite 600 Fort Worth, TX 76109

Southlake LPO	2,400	Leased	03/31/13	N/A
751 E. Southlake Blvd. Suite 120 Southlake, TX 76092

Waxahachie LPO	1,273	Leased	05/31/09	N/A
102 Professional Place Suite 101 Waxahachie, TX 75165

*	Represents in-store location.

We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of ViewPoint Bank and ViewPoint Financial Group. We intend to expand our banking network, however, through the addition of new branches.

We currently utilize IBM and FiServ CBS in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2007, was $4.9 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,777 direct holders of record of our common stock as of March 7, 2008.

The following table presents quarterly market high and low sales price information and cash dividends paid per share for our common stock since it began trading on the NASDAQ Global Select Market on October 3, 2006:

	Market Price Range
			Dividends
	High	Low	Declared

2006
Quarter ended December 31, 2006[1]	$17.45	$14.90	$—
2007
Quarter ended March 31, 2007	17.44	16.05	0.05
Quarter ended June 30, 2007	18.91	17.06	0.05
Quarter ended September 30, 2007	18.80	14.80	0.05
Quarter ended December 31, 2007	18.20	15.56	0.05

[1]	Stock offering ended on September 29, 2006, and the Company began trading on October 3, 2006.

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary bank, ViewPoint Bank, a federally chartered savings bank. There are regulatory restrictions on the ability of a federally chartered savings bank to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 17 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

The tables below set forth information regarding the Company’s common stock repurchases during the fourth quarter of the year ended December 31, 2007, pursuant to its announced stock repurchase plans. On October 26, 2007, the Company announced its intention to repurchase up to 580,247 shares of its outstanding common stock. The repurchases under this plan were completed during the month of November. As of March 7, 2008, we had no publically announced repurchase plan or program in place.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

October 1, 2007 through October 31, 2007	—	$—	—	580,247
November 1, 2007 through November 30, 2007	580,247	17.70	580,247	—
December 1, 2007 through December 31, 2007	—	—	—	—

Total	580,247	$17.70	580,247	—

Equity Compensation Plans

Set forth below is information, at December 31, 2007, regarding the equity compensation plan that was approved by shareholders at the Company’s 2007 annual meeting of shareholders. This is our only equity compensation plan.

Number of
	Securities		Number of
	to be Issued		Securities
	Upon	Weighted	Remaining
	Exercise of	Average	Available For
	Outstanding	Exercise	Issuance
	Options	Price	Under Plan

2007 Equity Incentive Plan	202,942	$18.44	1,001,541	(1)

(1) Includes 43,990 shares under the plan that may be awarded as restricted stock.

Stockholder Return Performance Graph Presentation

The line graph below compares the cumulative total stockholder return on ViewPoint Financial Group’s common stock to the cumulative total return of a broad index of the Nasdaq Stock Market and a savings and loan industry index for the period October 3, 2006 (the date ViewPoint Financial Group common stock commenced trading on the NASDAQ Global Select Market), through December 31, 2007. The information presented below assumes $100 was invested on October 3, 2006, in ViewPoint Financial Group’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG VIEWPOINT FINANCIAL GROUP,
NASDAQ MARKET INDEX AND SAVINGS AND LOAN (HEMSCOTT GROUP) INDEX

	10/03/2006	12/29/2006	3/30/2007	6/29/2007	9/28/2007	12/31/2007
Viewpoint Financial Group	$100.00	$169.40	$174.00	$173.08	$186.47	$167.26
Savings & Loan Index	100.00	106.88	100.63	95.34	88.88	62.63
NASDAQ Market Index	100.00	107.19	107.55	115.65	119.94	117.85

Item 6.	Selected Financial Data

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for, and as of the end of, each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Selected Financial Condition Data:
Total assets	$1,658,204	$1,529,760	$1,428,062	$1,400,021	$1,312,906
Loans held for sale	13,172	3,212	2,306	3,238	8,477
Loans receivable, net	908,650	965,452	1,073,167	1,086,448	1,024,252
Securities available for sale, at fair value:
U.S. government and federal agency securities	35,152	29,475	21,892	24,917	—
Agency mortgage-backed and collateralized mortgage obligations	488,107	295,048	79,968	1,305	2,135
Collateralized debt obligations	19,616	—	—	—	—
Securities held to maturity, at amortized cost:
U.S. Government and Agency securities	20,091	11,271	18,007	23,040	47,110
Corporate bonds	—	—	3,009	5,094	5,183
Agency mortgage-backed and collateralized mortgage obligations	—	—	20,946	35,295	64,748
Federal Home Loan Bank stock	6,241	3,724	3,958	4,481	4,159
Bank-owned life insurance	26,497	—	—	—	—
Deposits	1,297,593	1,234,881	1,257,727	1,228,999	1,168,305
Borrowings	128,451	55,762	47,680	57,545	39,889
Stockholders’ equity	203,794	214,778	101,181	99,431	90,676

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Selected Operations Data:
Total interest income	$84,054	$72,726	$64,421	$59,428	$61,466
Total interest expense	41,121	31,386	23,342	18,285	19,558

Net interest income	42,933	41,340	41,079	41,143	41,908
Provision for loan losses	3,268	2,565	6,120	6,199	8,046

Net interest income after provision for loan losses	39,665	38,775	34,959	34,944	33,862

Service charges and fees	22,389	20,589	20,359	21,693	16,939
Net gain on sales of loans	1,298	199	351	631	2,122
Loan servicing fees	305	262	383	191	407
Brokerage fees	602	557	548	583	510
Gain on sale of membership interests	—	—	855	—	—
Bank-owned life insurance income	460	—	—	—	—
Title fee income	—	384	524	466	1,120
Other noninterest income	1,049	1,443	1,465	1,158	1,066

Total noninterest income	26,103	23,434	24,485	24,722	22,164
Total noninterest expense	57,957	56,080	56,720	50,650	46,083

Income before income tax expense ( benefit)	7,811	6,129	2,724	9,016	9,943
Income tax expense (benefit)(1)	2,744	(3,557)	—	—	—

Net income (1)	$5,067	$9,686	$2,724	$9,016	$9,943

	Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.32%	0.65%	0.19%	0.67%	0.78%
Return on assets tax effected	n/a	n/a	0.12%	0.42%	0.49%
Return on equity (ratio of net income to average equity)	2.39%	6.76%	2.72%	9.49%	11.60%
Return on equity tax effected	n/a	n/a	1.71%	5.98%	7.31%
Interest rate spread information:
Average during period	2.11%	2.42%	2.83%	3.06%	3.36%
End of period	2.14%	2.19%	2.78%	2.95%	3.26%
Net interest margin	2.87%	3.00%	3.13%	3.29%	3.59%
Non-interest income to operating revenue	23.70%	24.37%	27.54%	29.38%	26.50%
Operating expense to average total assets	3.62%	3.79%	4.00%	3.76%	3.61%
Average interest-earning assets to average interest-bearing liabilities	127.87%	125.49%	117.04%	116.24%	114.11%
Efficiency ratio	83.95%	86.58%	86.51%	76.90%	71.92%
Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.26%	0.26%	0.36%	0.61%	0.68%
Non-performing loans to gross loans	0.38%	0.35%	0.43%	0.69%	0.73%
Allowance for loan losses to non-performing loans	175.49%	193.03%	167.51%	112.55%	115.52%
Allowance for loan losses to gross loans	0.66%	0.67%	0.72%	0.78%	0.84%
Capital Ratios:
Equity to total assets at end of period	12.29%	14.04%	7.09%	7.10%	6.91%
Average equity to average assets	13.25%	9.69%	7.07%	7.06%	6.72%
Other Data:
Number of branches (including in-store locations and loan production offices)	37	34	33	33	31
Number of in-store branches	12	16	18	18	17

(1)	Until its conversion to a federally chartered savings bank on January 1, 2006, ViewPoint Bank was a credit union, generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, ViewPoint Bank recorded a deferred tax asset in the amount of $6.6 million, as well as a related tax benefit in the income statement of $6.1 million. The following table illustrates a reconciliation to pro forma net income for all periods presented, had ViewPoint Bank been subject to federal and state income taxes:

	2007	2006	2005	2004	2003
	(In Thousands)

Historical net income	$5,067	$9,686	$2,724	$9,016	$9,943
Less: pro forma tax expense	n/a	n/a	(1,008)	(3,336)	(3,679)
Less: tax benefit	n/a	6,108	n/a	n/a	n/a

Pro forma net income	$5,067	$3,578	$1,716	$5,680	$6,264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate, automobiles and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Also, due to our high concentration in demand deposits, deposit flows often fluctuate depending on the time of the month and payroll cycles. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company’s earnings are primarily dependent upon our net interest income, which is the difference between interest income and interest expense, and fee income.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company’s earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending and decrease our emphasis on indirect automobile lending.

Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according to the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment.

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

Comparison of Financial Condition at December 31, 2007, and December 31, 2006

General. Total assets increased by $128.4 million, or 8.4%, to $1.66 billion at December 31, 2007, from $1.53 billion at December 31, 2006. The increase in our assets primarily resulted from growth in investment securities of $227.2 million and bank-owned life insurance of $26.5 million, which was partially offset by decreases in cash and cash equivalents and net loans of $82.4 million and $46.8 million, respectively.

On July 24, 2007, the Board of Directors approved the purchase of bank-owned life insurance, which was purchased on September 4, 2007, for $26.0 million. A bank-owned life insurance program is an insurance arrangement in which the Company purchases life insurance policies insuring a group of key personnel. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return to fund future benefit expenses for employees. At December 31, 2007, the carrying value of the bank-owned life insurance policy was $26.5 million, and the Company recognized year-to-date non-interest income of $460 thousand associated with this policy.

Loans. Our net loan portfolio, including loans held for sale, decreased by $46.8 million, or 4.8%, from $968.7 million at December 31, 2006, to $921.8 million at December 31, 2007. This decline has been an ongoing element of our previously announced strategy to transition our loan portfolio away from consumer loans, in particular indirect automobile loans, into one- to four-family and commercial real estate loans and business loans. The decline in loans has slowed from the year ended December 31, 2006, during which our net loan portfolio declined by $106.8 million, or 9.9%. We expect the rate of this decline to continue to slow, and ultimately be reversed, as our consumer loan portfolio is paid down and the rate of increase in our one- to four-family and commercial real estate loan portfolio begins to outpace these paydowns. As consumer loan balances decline, available funds are invested into securities until these funds can be redeployed into one- to four- family and commercial real estate loans and commercial business loans.

From December 31, 2006, to December 31, 2007, the consumer loan portfolio, including automobile loans, declined $175.0 million, or 43.0%, while our real estate loan portfolio increased $128.3 million, or 23.1%, from $554.8 million at December 31, 2006, to $683.2 million at December 31, 2007. We are currently seeing the highest rate of growth in our commercial real estate loans, which increased $68.5 million, or 37.3%, from December 31, 2006. Non-mortgage commercial loans increased $2.5 million, or 25.5%.

One-to four-family residential loans have also increased by $58.7 million, or 20.4%, from December 31, 2006, due to $127.2 million in loan originations, partially as a result of the acquisition of Bankers Financial Mortgage Group, Ltd., and the purchase of $44.4 million in loans from other financial institutions. We retained $15.0 million of our mortgage subsidiary’s $81.6 million production in our real estate loan portfolio and intend to increase our one-to four-family real estate loan portfolio by retaining more loans originated by this subsidiary. Loans that are purchased from outside parties or added to our portfolio from our subsidiary meet our underwriting guidelines.

We sold one- to four-family real estate loans in the aggregate amounts of $77.4 million and $26.2 million during the years ended December 31, 2007 and 2006, respectively, as part of our asset and liability management strategy previously mentioned.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.

The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to four- family and commercial real estate loans, where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

The Company is continuing to decrease its portfolio of consumer loans, especially indirect automobile loans which historically have had higher loss percentages. These decreases have led to a lower required balance in the allowance for loan losses. For the year ended December 31, 2007, net charge-offs totaled $3.6 million, as compared to $3.8 million for the year ended December 31, 2006, with the highest number of charge-offs in the indirect automobile loan portfolio and overdrawn deposit accounts.

Our allowance for loan losses at December 31, 2007, was $6.2 million, or 0.66% of loans, compared to $6.5 million, or 0.67% of loans, at December 31, 2006. The decline in the allowance for loan losses resulted from the continued decline of our consumer lending portfolio as we focus on growing our real estate and commercial loan portfolios. Asset quality remains strong, as loans delinquent 30 to 89 days and net charge-offs have declined from December 31, 2006.

Our non-performing loans have remained relatively constant during the period despite fluctuations in the credit market, with our non-performing loans to total loans ratio ending at 0.38% at December 31, 2007, compared to 0.35% at December 31, 2006. We will continue to focus on maintaining quality assets and do not offer any subprime mortgage origination programs.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $82.4 million, or 52.9%, from $155.9 million at December 31, 2006, to $73.5 million at December 31, 2007. This decrease primarily resulted from movement of funds from depository accounts into higher yielding investment securities, including the $26.0 million purchase of bank-owned life insurance.

Securities. The securities portfolio increased $227.2 million, or 67.7%, to $563.0 million at December 31, 2007, from $335.8 million at December 31, 2006. As the consumer loan portfolio has declined, available funds have been reinvested into securities until the demand for loans matches the Company’s growth in available funding. During the year ended December 31, 2007, we purchased $333.7 million of securities with a weighted average yield of 5.63%, which assisted in increasing the yield on earning assets from 5.28% for the year ended December 31, 2006, to 5.62% for the year ended December 31, 2007. Purchases had a weighted average life of 4.52 years and were a mix of agency collateralized mortgage obligations (60%), agency hybrid mortgage-backed securities (19%), agency mortgage-backed securities (12%), agency bonds (5%) and collateralized debt obligations (4%).

Deposits. Total deposits increased by $62.7 million, or 5.1%, from $1.23 billion at December 31, 2006, to $1.30 billion at December 31, 2007. Time deposits increased by $150.6 million, primarily due to $128.3 million in new public fund certificates opened in 2007 at a weighted average rate of 5.10%, and growth in market demand for time products due to the interest rate environment. Interest-bearing demand deposits increased by $7.2 million as a result of our new private client and money market checking accounts, while savings and money market and non-interest-bearing demand accounts declined by $69.0 and $26.2 million, respectively.

We are currently focusing on building our business account products and offering consumer accounts that offer a wide range of services to best meet our customers’ banking needs.

Borrowings. Federal Home Loan Bank advances increased $72.7 million, or 130.4%, to $128.5 million at December 31, 2007, from $55.8 million at December 31, 2006. As of December 31, 2007, the current balance of settled advances had a weighted average rate of 4.85%. The Company continues to borrow to extend the duration of our liabilities to more closely match assets. The Company was eligible to borrow an additional $458.4 million as of December 31, 2007.

Shareholders’ Equity. Total shareholders’ equity decreased by $11.0 million, or 5.1%, to $203.8 million at December 31, 2007, from $214.8 million at December 31, 2006. The decrease in shareholders’ equity was primarily due to $17.6 million of stock repurchased in 2007 and dividends declared of $2.1 million, as part of our capital management strategy. The decline was partially offset by net income of $5.1 million and unrealized gains of $861 thousand on securities available for sale.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2007. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Management does not believe that the use of monthly average balances rather than daily average balances has caused any material difference in the information presented.

	Year Ended December 31,
	2007			2006			2005
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)

Interest-earning assets Loans receivable(1)	$921,387	$54,674	5.93%	$1,009,131	$56,154	5.56%	$1,090,906	$57,573	5.28%
Mortgage-backed securities	126,158	6,296	4.99	58,074	2,851	4.91	2,512	78	3.11
Collateralized mortgage obligations	316,469	16,965	5.36	147,025	7,060	4.80	70,284	2,652	3.77
Investment securities	44,664	2,046	4.58	38,967	1,420	3.64	48,996	1,454	2.97
FHLB stock	4,581	208	4.54	3,750	185	4.93	4,435	160	3.61
Interest-earning deposit accounts	83,182	3,865	4.65	121,587	5,056	4.16	91,598	2,393	2.61
Other earnings assets	—	—	—	—	—	—	2,324	111	4.78

Total interest-earning assets	1,496,441	84,054	5.62	1,378,534	72,726	5.28	1,311,055	64,421	4.91

Noninterest-earning assets	102,687			101,627			107,068

Total assets	$1,599,128			$1,480,161			$1,418,123

Interest-bearing liabilities
Interest-bearing demand	$72,399	428	0.59	$67,116	226	0.34	$109,424	239	0.22
Savings and money market	619,716	17,711	2.86	719,921	18,432	2.56	775,906	14,792	1.91
Time	394,658	18,934	4.80	249,537	10,260	4.11	182,724	5,931	3.25
Borrowings	83,501	4,048	4.85	51,187	2,385	4.66	52,149	2,380	4.56
Other interest-bearing liabilities	—	—	—	10,775	83	0.77	—	—	—

Total interest-bearing liabilities	1,170,274	41,121	3.51	1,098,536	31,386	2.86	1,120,203	23,342	2.08

Noninterest-bearing liabilities	216,985			238,251			197,614

Total liabilities	1,387,259			1,336,787			1,317,817

Total Capital	211,869			143,374			100,306

Total liabilities and capital	$1,599,128			$1,480,161			$1,418,123

Net interest income		$42,933			$41,340			$41,079

Net interest rate spread			2.11%			2.42%			2.83%

Net earnings assets	$326,167			$279,998			$190,852

Net interest margin			2.87%			3.00%			3.13%

Average interest-earning assets to average interest-bearing liabilities	127.87%			125.49%			117.04%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In Thousands)

Interest-earning assets
Loans receivable	$(5,066)	$3,586	$(1,480)	$(4,452)	$3,033	$(1,419)
Mortgage-backed securities	3,397	48	3,445	2,702	71	2,773
Collateralized mortgage obligations	8,997	908	9,905	3,527	881	4,408
Investment securities	227	399	626	(330)	296	(34)
FHLB stock	39	(16)	23	(27)	52	25
Interest earning deposit accounts	(1,734)	543	(1,191)	949	1,714	2,663
Other earning assets	—	——	—	(111)	—	(111)

Total interest-earning assets	$5,860	$5,468	11,328	$2,258	$6,047	8,305

Interest-bearing liabilities
Savings and money market	$(2,728)	$2,007	(721)	$(1,131)	$4,771	3,640
Interest-bearing demand	19	183	202	(113)	100	(13)
Time	6,740	1,934	8,674	2,503	1,826	4,329
Borrowings	1,563	100	1,663	(44)	49	5
Other interest-bearing liabilities	(83)	—	(83)	83	—	83

Total interest-bearing liabilities	$5,511	$4,224	9,735	$1,298	$6,746	8,044

Net interest income			$1,593			$261

Comparison of Results of Operation for the Years Ended December 31, 2007 and 2006

General. Income before tax expense (benefit) for the year ended December 31, 2007, was $7.8 million, an increase of $1.7 million, or 27.4%, from $6.1 million for the year ended December 31, 2006. The increase in income before tax expense primarily resulted from higher net interest and noninterest income. Net income for the year ended December 31, 2007, was $5.1 million as compared to $9.7 million for the year ended December 31, 2006. An income tax benefit of $6.1 million due to our change in tax status on January 1, 2006, contributed to this decrease in net income as this was a one time item recorded for the 2006 year. Interest income increased by $11.3 million, or 15.6%, and noninterest income increased by $2.7 million, or 11.4%. These amounts were partially offset by increases in interest expense of $9.7 million, or 31.0%, and noninterest expense of $1.9 million, or 3.3%.

Interest Income. Interest income increased by $11.3 million, or 15.6%, to $84.1 million for the year ended December 31, 2007, from $72.7 million for the year ended December 31, 2006. The increase in interest income was primarily related to increases in the interest earned on agency collateralized mortgage obligations and agency mortgage-backed securities of $9.9 million and $3.4 million, respectively, due to increases in the volume on both of these types of securities. Also, an increase in the yield earned on loans contributed to the increase in interest income.

The weighted average yield on loans increased from 5.56% for the year ended December 31, 2006, to 5.93% for the year ended December 31, 2007. As loans with lower rates matured, the proceeds were reinvested in real estate loans, commercial loans and investments with higher yields. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $9.7 million, or 31.0%, to $41.1 million for the year ended December 31, 2007, from $31.4 million for the year ended December 31, 2006. Increased volume and rates in our time accounts contributed to the increase in interest expense, as the average balances in time deposits at December 31, 2007, increased by $145.1 million compared to December 31, 2006, at a weighted average rate of 4.80%. An increase in the rate paid on money market accounts also contributed to the increase in interest expense. Our weighted average rate paid on interest-bearing liabilities was 3.51% for the year ended December 31, 2007, compared to 2.86% for the same time period in 2006.

Interest expense on Federal Home Loan Bank advances increased by $1.7 million, or 69.7%, to $4.0 million for the year ended December 31, 2007, from $2.4 million for the year ended December 31, 2006. The increase resulted from growth of $32.3 million in the average balance of outstanding Federal Home Loan Bank advances from $51.2 million at December 31, 2006, to $83.5 million at December 31, 2007. In addition, the cost of Federal Home Loan Bank advances increased from 4.66% in 2006 to 4.85% in 2007.

Net Interest Income. Net interest income increased $1.6 million, or 3.9%, to $42.9 million for the year ended December 31, 2007, from $41.3 million for the year ended December 31, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities. Our net interest rate spread was 2.11% for the year ended December 31, 2007, compared to 2.42% for the year ended December 31, 2006. The decline in the net interest rate spread resulted from an increase in the cost of funds. There was an 8.6% increase in average total interest-earning assets to $1.50 billion from $1.38 billion for last year. Although the net interest spread decreased by 31 basis points, the increase in average interest-earning assets caused the net interest margin to decline by only 13 basis points compared to the prior year. The yield on average interest-earning assets for year ended December 31, 2007, increased to 5.62% from 5.28% during 2006 due to higher yielding loans and investments.

Average interest-bearing liabilities increased 6.5% to $1.17 billion in 2007 from $1.10 billion in 2006. Due to the interest rate environment, market demand for time products has caused an increase in the volume of our time accounts, while the volume of our savings and money market accounts has decreased. The rate paid on interest-bearing liabilities increased to 3.51% for the year ended December 31, 2007, from 2.86% for the year ended December 31, 2006.

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

Based on management’s evaluation, provisions of $3.3 million and $2.6 million were made during the years ended December 31, 2007, and December 31, 2006, respectively. The increase in the provision for loan losses was primarily attributable to the increase in our commercial real estate portfolios and a slight increase in the percentage of non-performing loans to gross loans. Asset quality remains strong, as loans delinquent for 30 to 89 days have decreased from $6.4 million at December 31, 2006, to $5.5 million at December 31, 2007. Net charge-offs have also declined, decreasing $145 thousand from $3.8 million at December 31, 2006, to $3.6 million at December 31, 2007.

Noninterest Income. Noninterest income increased $2.7 million, or 11.4%, to $26.1 million for the year ended December 31, 2007, from $23.4 million for the year ended December 31, 2006. Service charges and fees increased by $1.8 million due to higher non-sufficient funds fees and deposit service charges.

Net gain on sales of loans increased by $1.1 million as volume increased for loans originated and sold by CFS due to the BFMG, Ltd. acquisition. Also, the purchase of bank-owned life insurance in 2007 contributed income of $460 thousand. These increases were partially offset by $384 thousand of title income in 2006 without corresponding income in 2007 due to the closure of our subsidiary, Community Title, L.L.C., in the first quarter of 2007.

Noninterest Expense. Noninterest expense increased by $1.9 million, or 3.3%, to $58.0 million for the year ended December 31, 2007, compared to $56.1 million for the year ended December 31, 2006. The increase was partially attributable to the Visa litigation liability of $446 thousand recorded in connection with separate settlements between Visa, Inc. and American Express, Discover and other litigations. Also, outside professional services expense increased by $2.6 million due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Also, supervision fees, which are included in outside professional services expense, increased by $878 thousand due to the new regulatory environment associated with our conversion from a credit union to a bank.

Income Tax Expense. Effective January 1, 2006, we became subject to income taxes. In the year ended December 31, 2007, we incurred income tax expense of $2.7 million on our pre-tax income compared to an income tax benefit of $3.6 million, net of the $6.1 million tax benefit due to our change in tax status, for the year ended December 31, 2006.

Comparison of Results of Operation for the Years Ended December 31, 2006 and 2005

General. Net income for the year ended December 31, 2006, was $9.7 million as compared to $2.7 million for the year ended December 31, 2005. An income tax benefit of $6.1 million due to our change in tax status on January 1, 2006, contributed to this increase in net income. Income before the tax benefit for the year ended December 31, 2006, was $6.1 million, an increase of $3.4 million, or 125.0%, from $2.7 million for the year ended December 31, 2005. The increase in income before income tax benefit primarily resulted from a $3.6 million, or 58.1%, reduction in the provision for loan losses due to a decline in net charge-offs of $3.1 million. Interest income increased by $8.3 million, or 12.9%, and noninterest expense declined by $640 thousand, or 1.1%. These amounts were partially offset by an increase in interest expense of $8.0 million, or 34.5%, and a decrease of $1.1 million, or 4.3%, in noninterest income.

Interest Income. Interest income increased by $8.3 million, or 12.9%, to $72.7 million for the year ended December 31, 2006, from $64.4 million for the year ended December 31, 2005. The increase in interest income was primarily related to increases in the average balance of collateralized mortgage obligations and mortgage-backed securities of $76.7 million and $55.6 million, respectively, and an increase in the yield on earning assets from 4.91% to 5.28%. The weighted average yield on collateralized mortgage obligations and other investment securities increased from 3.77% and 2.97% for the year ended December 31, 2005, to 4.80% and 3.64% for the year ended December 31, 2006, respectively.

The growth in our securities portfolio has been driven by funds available from pay-downs on auto loans. Due to the recent growth activity in our securities portfolio, the rates are more reflective of the current increasing interest rate environment.

The weighted average yield on loans increased from 5.28% for the year ended December 31, 2005, to 5.56% for the year ended December 31, 2006. As loans with lower rates have matured, the proceeds have been reinvested in loans with higher, current yields, leading to this increase. We anticipate this trend to continue as we emphasize one- to four-family real estate, commercial real estate and business lending.

Interest Expense. Interest expense increased $8.0 million, or 34.5%, to $31.4 million for the year ended December 31, 2006, from $23.3 million for the year ended December 31, 2005. The increase in interest expense was primarily due to the rising interest rate environment and the repricing of deposit accounts to those higher market interest rates. Our weighted average rate paid on interest-bearing liabilities was 2.86% for the year ended December 31, 2006, compared to 2.08% for 2005. Interest expense on savings and money market accounts increased $3.6 million and time accounts increased $4.3 million.

Net Interest Income. Net interest income increased $261 thousand, or 0.64%, to $41.3 million for the year ended December 31, 2006, from $41.1 million for the year ended December 31, 2005. Our net interest rate spread was 2.42% for the year ended December 31, 2006, compared to 2.83% for the year ended December 31, 2005.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial real estate loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

Based on management’s evaluation of these factors, provisions of $2.6 million and $6.1 million were made during the years ended December 31, 2006, and December 31, 2005, respectively. The decline in the provision for loan losses was primarily attributable to a continued decrease in the amount of indirect automobile loans in our portfolio, as a result of the strategic diversification of our loan portfolio. In addition, improved underwriting standards have led to a decrease in non-performing indirect automobile loans. At December 31, 2006, the ratio of net charge-offs to average loans decreased 26 basis points to 0.37% from 0.63% at December 31, 2005.

Noninterest Income. Noninterest income declined $1.1 million, or 4.3%, to $23.4 million for the year ended December 31, 2006, from $24.5 million for the year ended December 31, 2005. The decrease in noninterest income was primarily due to income of $855 thousand associated with the one time payment received from the gain on sale of membership interests in Pulse during the first and second quarter of 2005, with no such similar transaction during 2006. A decrease in the gain on sale of loans also contributed to the lower noninterest income.

Noninterest Expense. Noninterest expense decreased $640 thousand, or 1.1%, to $56.1 million for the year ended December 31, 2006, compared to $56.7 million for the year ended December 31, 2005. The decrease in noninterest expense is primarily due to $1.1 million in charter conversion expenses recognized in 2005, compared to $101 thousand of charter conversion expenses incurred during 2006. Also, deposit processing charges declined by $292 thousand due to a decline in item processing and Federal Reserve maintenance fees. Outside professional services expense increased by $1.3 million due to increases in audit, supervision, and professional consulting fees, which partially offset the decline.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2007, ViewPoint Bank had an additional borrowing capacity of $458.4 million with the Federal Home Loan Bank of Dallas. Additionally, ViewPoint Bank has classified 96.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that our security portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include portions of commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. ViewPoint Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2007, the total approved loan commitments and unused lines of credit outstanding amounted to $68.5 million and $70.6 million, respectively, as compared to $15.0 million and $71.0 million, respectively, as of December 31, 2006. The increase in total approved loan commitments was due to the Company’s acquisition of BFMG, Ltd., which added $81.6 million in residential real estate loan originations, including loans held for sale. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $382.8 million.

It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.

During 2007, cash and cash equivalents decreased $82.4 million, or 52.9%, from $155.9 million as of December 31, 2006, to $73.5 million as of December 31, 2007. Cash from operating activities of $10.9 million and cash from financing activities of $115.7 million did not offset cash used for investing activities of $209.0 million for the year ended December 31, 2007. Primary sources of cash for 2007 included maturities, prepayments and calls of available-for-sale securities of $103.3 million, a net decrease in loans of $90.1 million and proceeds from Federal Home Loan Bank advances of $84.5 million. Primary uses of cash for 2007 included purchases of securities available-for-sale of $319.3 million, loans originated for sale of $78.7 million, purchases of loans totaling $45.6 million and the purchase of bank-owned life insurance for $26.0 million.

During 2006, cash and cash equivalents increased $30.3 million, or 24.2%, from $125.5 million as of December 31, 2005, to $155.9 million as of December 31, 2006. Cash from operating activities of $14.7 million and cash from financing activities of $87.7 million more than offset cash used for investing activities of $72.0 million for the year ended December 31, 2006. Primary sources of cash for 2006 included proceeds from sale of common stock (net of issuance costs) totaling $102.7 million, a net decrease in loans of $116.0 million, and maturities, prepayments and calls of available-for-sale securities of $346.5 million. Primary uses of cash for 2006 included purchases of securities available-for-sale of $567.6 million, loans originated for sale of $27.1 million and purchases of loans totaling $27.4 million.

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

	December 31, 2007
	Less	One
	than	Through	Four
	One	Three	Through	After Five
	Year	Years	Five Years	Years	Total
	(In Thousands)

Contractual obligations:
Federal Home Loan Bank advances	$18,655	$51,958	$39,867	$17,971	$128,451
Operating leases (premises)	1,008	2,177	633	—	3,818
New markets equity fund	640	—	—	—	640

Total borrowings and operating leases	$20,303	$54,135	$40,500	$17,971	132,909

Off-balance sheet loan commitments:
Undisbursed portion of loans closed	—	—	—	—	68,540
Unused lines of credit	—	—	—	—	70,586

Total loan commitments	—	—	—	—	139,126

Total contractual obligations and loan commitments					$272,035

On July 20, 2006, the Board of Directors of ViewPoint Bank voted to approve a $3.2 million investment in the Lone Star New Markets fund, giving the Company a 12.8% partnership interest. This fund is a Certified Development Entity that provides investment capital for underserved communities in North Texas and provides Community Reinvestment Act credit. The investment is structured as a limited partnership. Once the commitment is fully funded, we will receive tax credits equaling 39% over the life of the investment as well as a 5% preferred return.

Once the preferred return is paid, proceeds are split 80/20 between the limited partners and the general partner. The partnership is a limited life entity and will dissolve in 2017 if not sooner dissolved by act of the partners or fulfillment of investment objectives. As of December 31, 2007, the Company had contributed 80% of the commitment, or $2.6 million. The unfunded commitment of $640 thousand was also recorded as an equity investment in other assets on the balance sheet with a corresponding liability for the unfunded portion of the commitment.

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at December 31, 2007, ViewPoint Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a “well-capitalized” status under the capital categories of the Office of Thrift Supervision. Based on capital levels at December 31, 2007, ViewPoint Bank was considered to be well-capitalized. See “How We Are Regulated — Regulatory Capital Requirements.”

At December 31, 2007, ViewPoint Bank’s equity totaled $166.4 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well -capitalized” institutions. The total risk-based capital ratio for December 31, 2007, and December 31, 2006, was 16.36% and 16.34%, respectively. The tier one capital ratio for December 31, 2007, and December 31, 2006, was 9.75% and 10.16%, respectively.

Prior to its conversion to a federally chartered savings bank, ViewPoint Bank was subject to and in compliance with capital requirements imposed by the NCUA and the Texas Credit Union Department. As of December 31, 2005, the NCUA and the Texas Credit Union Department categorized us as “well-capitalized” under the regulatory framework for prompt corrective action.

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

The Company’s shareholders approved the 2007 Equity Incentive Plan on May 22, 2007, at the Company’s annual meeting. The Company is accounting for the Equity Incentive Plan under FAS No. 123, Revised. Please see Note 16 for additional discussion.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.

This standard was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company continued to carry the mortgage servicing asset at amortized cost, reviewing quarterly for impairment.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value re-measurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B450 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG issue B40 did not have a material impact on the Company’s financial position or results of operation.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption is not anticipated to be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company does not intend to elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact is not anticipated to be material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and contractual cash flows, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.

ViewPoint Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets, primarily loans and investment securities. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. The board of directors sets the asset and liability policy for ViewPoint Bank, which is implemented by the asset/liability committee.

The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

A key element of ViewPoint Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest-earning assets and interest-bearing liabilities. We manage earnings exposure by entering into appropriate term Federal Home Loan Bank advance agreements, through the balance sheet addition of adjustable rate loans and investment securities, and through the sale of certain fixed rate loans in the secondary market.

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

ViewPoint Bank’s asset/liability management strategy dictates acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100, 200, and 300 basis points, our policy dictates that our NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the tables below, we are in compliance with this policy.

The tables presented below, as of December 31, 2007, and December 31, 2006, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, our NPV would be positively impacted by a decrease in market rates of interest. Conversely, our NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact our NPV as a result of the duration of assets, including fixed rate residential mortgage loans, being longer than the duration of liabilities, primarily deposit accounts and Federal Home Loan Bank borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments.

In response to the falling rate environment, we are reviewing our mix of fixed rate vs. variable rate loans and investments. We are also reviewing the terms of our liabilities, primarily certificates of deposit and Federal Home Loan Bank borrowings. Opportunities for adding high grade adjustable rate assets and longer term funding are being sought before rates rise again, but being carefully considered along with opportunities for adding high grade fixed rate assets and shorter term funding before rates fall further. Taking advantage of current market opportunities, while maintaining a stable, acceptable interest rate risk profile in the up and down interest rate shock scenarios, is the goal for the short-term and long-term.

December 31, 2007
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio%
(Dollars in Thousands)

300	110,428	(48,605)	(30.56)	7.10
200	126,159	(32,874)	(20.67)	7.95
100	142,872	(16,161)	(10.16)	8.82
0	159,033	—	—	9.62
(100)	174,047	15,014	9.44	10.35
(200)	186,643	27,610	17.36	10.93
(300)	199,493	40,460	25.44	11.52

December 31, 2006
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio%
(Dollars in Thousands)

300	109,283	(42,252)	(27.88)	7.59
200	122,966	(28,569)	(18.85)	8.39
100	137,722	(13,813)	(9.12)	9.23
0	151,535	—	—	9.97
(100)	165,111	13,576	8.96	10.69
(200)	176,053	24,518	16.18	11.25
(300)	187,052	35,517	23.44	11.80

ViewPoint Bank’s NPV was $159.0 million or 9.62% of the market value of portfolio assets as of December 31, 2007, an increase from the $151.5 million or 9.97% of the market value of portfolio assets as of December 31, 2006. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $32.9 million decrease in our NPV at December 31, 2007, an increase from $28.6 million at December 31, 2006, and would result in a 167 basis point decrease in our NPV ratio to 7.95% at December 31, 2007, as compared to a 158 basis point decrease to 8.39% at December 31, 2006. An immediate 200 basis point decrease in market interest rates would result in a $27.6 million increase in our NPV at December 31, 2007, an increase from $24.5 million at December 31, 2006, and would result in a 131 basis point increase in our NPV ratio to 10.93% at December 31, 2007, as compared to a 128 basis point increase in our NPV ratio to 11.25% at December 31, 2006.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing our mix of assets and liabilities, while considering the relationship between the then long and short term interest rates, market conditions and consumer preferences, we may place somewhat greater emphasis on increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.

Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of changing or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that ViewPoint Bank’s level of interest rate risk is acceptable under this approach.

In evaluating ViewPoint Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.

For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. ViewPoint Bank considers all of these factors in monitoring its exposure to interest rate risk.

The board of directors and management of ViewPoint Bank believe that certain factors afford ViewPoint Bank the ability to operate successfully despite its exposure to interest rate risk. ViewPoint Bank manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by selling certain fixed rate residential mortgage loans, by borrowing from the Federal Home Loan Bank to manage any mismatch between the asset and liability portfolios, and by using the investment securities portfolio as an effective interest rate risk management tool.

Item 8.	Financial Statements and Supplementary Data

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY

FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and
Board of Directors
ViewPoint Financial Group and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group and Subsidiary (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited ViewPoint Financial Group and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A(b). Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViewPoint Financial Group and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of American. Also in our opinion, ViewPoint Financial Group and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Oak Brook, Illinois
March 4, 2008

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands, except share data)

	2007	2006

ASSETS
Cash and due from financial institutions	$25,427	$40,464
Short-term interest-bearing deposits in other
financial institutions	48,051	115,391

Total cash and cash equivalents	73,478	155,855
Securities available for sale	542,875	324,523
Securities held to maturity (fair value 2007 — $20,202, 2006 — $11,236)	20,091	11,271
Loans held for sale	13,172	3,212
Loans, net of allowance of $6,165- 2007, $6,507 — 2006	908,650	965,452
Federal Home Loan Bank stock, at cost	6,241	3,724
Bank-owned life insurance	26,497	—
Mortgage servicing rights	1,648	1,760
Foreclosed assets, net	840	655
Premises and equipment, net	40,862	42,262
Membership capital account at corporate credit union	1,000	1,000
Goodwill	1,089	—
Accrued interest receivable	6,778	5,867
Other assets	14,983	14,179

Total assets	$1,658,204	$1,529,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$185,149	$211,301
Interest-bearing demand	76,948	69,711
Savings and money market	578,728	647,706
Time	456,768	306,163

Total deposits	1,297,593	1,234,881
Federal Home Loan Bank advances	128,451	55,762
Other liabilities	28,366	24,339

Total liabilities	1,454,410	1,314,982
Commitments and contingent liabilities (See Note 18)	—	—
Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — 2007, 25,788,750 shares issued — 2006	262	258
Additional paid-in capital	113,612	111,844
Retained earnings	114,801	111,849
Accumulated other comprehensive income (loss)	861	(69)
Unearned Employee Stock Ownership Plan (ESOP) shares, at cost;
812,346 shares — 2007, 905,185 shares — 2006	(8,176)	(9,104)
Treasury stock, at cost; 1,000,455 shares — 2007, 0 shares — 2006	(17,566)	—

Total shareholders’ equity	203,794	214,778

Total liabilities and shareholders’ equity	$1,658,204	$1,529,760

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2007	2006	2005

Interest and dividend income
Loans, including fees	$54,674	$56,154		$57,573
Taxable securities	25,307	11,331		4,184
Interest-bearing deposits in other financial institutions	3,865	5,056		2,393
Other	208	185		271

	84,054	72,726		64,421
Interest expense
Deposits	37,073	28,918		20,962
Federal Home Loan Bank advances	4,048	2,385		2,380
Other	—	83		—

	41,121	31,386		23,342

Net interest income	42,933	41,340		41,079
Provision for loan losses	3,268	2,565		6,120

Net interest income after provision for loan losses	39,665	38,775		34,959
Noninterest income
Service charges and fees	22,389	20,589		20,359
Brokerage fees	602	557		548
Gain on sale of membership interest	—	—		855
Net gain on sales of loans	1,298	199		351
Loan servicing fees	305	262		383
Bank-owned life insurance income	460	—		—
Title fee income	—	384		524
Other	1,049	1,443		1,465

	26,103	23,434		24,485
Noninterest expense
Salaries and employee benefits	31,557	31,641		31,654
Advertising	2,238	2,636		2,517
Occupancy and equipment	5,198	5,426		5,402
Outside professional services	4,159	1,605		322
Data processing	4,055	4,223		4,453
Office operations	6,287	6,359		6,540
Charter conversion costs	—	101		1,137
Deposit processing charges	1,145	915		1,207
Other	3,318	3,174		3,488

	57,957	56,080		56,720
Income before income tax expense (benefit)	7,811	6,129		2,724
Income tax expense (benefit)	2,744	(3,557)		—

Net income	$5,067	$9,686		$2,724

Unaudited pro forma income information (See Note 13):
Less pro forma income tax expense	—	—		1,008
Less tax benefit- change in status	—	6,108		—

Pro forma net income	$5,067	$3,578		$1,716

Earnings per share:
Basic	$0.20	$0.08[1]	$	n/a2

Diluted	$0.20	$0.08[1]	$	n/a2

See accompanying notes to consolidated financial statements.

[1]	Stock offering ended on September 29, 2006. Earnings per share is for the period September 29, 2006, to December 31, 2006.

 2 n/a – not applicable

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31,
(Dollar amounts in thousands)

	2007	2006	2005

Net income	$5,067	$9,686	$2,724
Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	1,423	1,763	(974)
Tax effect	(493)	(600)	—

Other comprehensive income (loss), net of tax	930	1,163	(974)

Comprehensive income	$5,997	$10,849	$1,750

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

						Accumulated
		Additional	Unearned			Other
	Common	Paid-In	ESOP	Regular	Retained	Comprehensive	Treasury	Total
	Stock	Capital	Shares	Reserve	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	$—	$—	$—	$35,786	$63,903	$(258)	$—	$99,431
Comprehensive income:
Net income	—	—	—	—	2,724	—	—	2,724
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	—	(974)	—	(974)

Total comprehensive income								1,750

Balance at December 31,2005	$—	$—	$—	$35,786	$66,627	$(1,232)	$—	$101,181

Transfer due to conversion	—	—	—	(35,786)	35,786	—	—	—
Common stock issued in initial public offering, net of issuance costs, 25,788,750 shares	258	111,732	(9,284)	—	—	—	—	102,706
Capitalization of Mutual Holding Company	—	—	—	—	(250)	—	—	(250)
ESOP shares earned, 23,210 shares	—	112	180	—	—	—	—	292
Comprehensive income:						—
Net income	—	—	—	—	9,686	—	—	9,686
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	—	1,163	—	1,163

Total comprehensive income								10,849

Balance at December 31, 2006	$258	$111,844	$(9,104)	$—	$111,849	$(69)	$—	$214,778

ESOP shares earned, 92,839 shares	—	682	928	—	—	—	—	1,610
Treasury stock purchased at cost, 1,000,455 shares	—	—	—	—	—	—	(17,566)	(17,566)
Management restricted stock granted	4	(4)	—	—	—	—	—	—
Share- based compensation expense	—	1,090	—	—	—	—	—	1,090
Dividends declared ($0.20 per share)	—	—	—	—	(2,115)	—	—	(2,115)
Comprehensive income:
Net income	—	—	—	—	5,067	—	—	5,067
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	—	930	—	930

Total comprehensive income								5,997

Balance at December 31, 2007	$262	$113,612	$(8,176)	$—	$114,801	$861	$(17,566)	$203,794

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2007	2006	2005

Cash flows from operating activities
Net income	$5,067	$9,686	$2,724
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	3,268	2,565	6,120
Depreciation and amortization	4,469	4,683	5,043
Premium amortization and accretion of securities, net	(873)	(264)	662
ESOP compensation expense	1,610	292	—
Share-based compensation expense	1,090	—	—
Loss on new markets equity fund	178	—	—
Amortization of mortgage servicing rights	291	404	467
Net (gain)on loans held for sale	(1,298)	(199)	(351)
Loans originated for sale	(87,378)	(27,127)	(20,902)
Proceeds from sale of loans held for sale	78,716	26,420	22,185
FHLB stock dividends	(208)	(185)	(159)
Earnings on bank-owned life insurance	(460)	—	—
(Gain)/loss on disposition of property and equipment	165	265	(3)
Net (gain)/loss on sales of other real estate owned	156	67	(6)
Net change in deferred loan costs	2,973	4,485	3,262
Net change in accrued interest receivable	(911)	(857)	(977)
Net change in other assets	(1,625)	(6,178)	1,273
Net change in other liabilities	5,627	625	7,428

Net cash from operating activities	10,857	14,682	26,766
Cash flows from investing activities
Net decrease in certificates of deposit with other financial institutions	—	11,000	5,000
Contribution to new markets equity fund	(1,600)	(960)	—
Available-for-sale securities:
Maturities, prepayments and calls	103,299	346,476	18,805
Purchases	(319,337)	(567,597)	(95,851)
Held-to-maturity securities:
Maturities, prepayments and calls	5,565	30,540	21,239
Purchases	(14,403)	—	—
Loans purchased	(45,567)	(27,406)	(8,825)
Participation loans sold	1,128	7,408	18,430
Student loans sold	4,012	3,816	3,066
Net change in loans	90,127	115,973	(8,872)
Purchase of the assets of Bankers Financial Mortgage Group, Ltd.	(1,323)	—	—
Purchase of bank-owned life insurance	(26,037)	—	—
Net change in NCUSIF deposit	—	10,424	(641)
(Purchase) redemption of FHLB stock	(2,309)	419	682
Purchases of premises and equipment	(3,212)	(2,633)	(2,905)
Proceeds from sale of premises and equipment	154	110	—
Proceeds on sale of other real estate owned	549	398	157

Net cash from investing activities	(208,954)	(72,032)	(49,715)
Cash flows from financing activities
Net change in deposits	62,712	(22,846)	28,728
Proceeds from Federal Home Loan Bank advances	84,507	17,003	—
Repayments on Federal Home Loan Bank advances	(11,818)	(8,921)	(9,865)
Proceeds from sale of common stock, net of issuance costs	—	102,706	—
Capitalization of MHC	—	(250)	—
Treasury stock purchased	(17,566)	—	—
Payment of dividends	(2,115)	—	—

Net cash from financing activities	115,720	87,692	18,863

Net change in cash and cash equivalents	(82,377)	30,342	(4,086)
Beginning cash and cash equivalents	155,855	125,513	129,599

Ending cash and cash equivalents	$73,478	$155,855	$125,513

Supplemental cash flow information:
Interest paid	$40,610	$31,021	$23,372
Income taxes paid	$3,567	$1,332	$—
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$983	$916	$100
Payable for new markets equity fund	$640	$2,240	$—

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: On January 1, 2006, Community Credit Union (“the Credit Union”) converted its regulatory charter from a state chartered credit union to a federally chartered thrift. On that date, the name was changed from Community Credit Union to ViewPoint Bank. The conversion changed the regulatory oversight body from the state of Texas Credit Union Division and the National Credit Union Administration to the Office of Thrift Supervision. There were no significant changes in personnel or business operations at the time of the conversion; however, the new charter allows the Company enhanced ability to operate in its markets. Another significant impact on the date of the charter change was becoming a taxable organization, which resulted in the recording of a beginning net deferred tax asset of $6,637 because of temporary differences between the financial statement basis of assets and liabilities compared to their tax basis.

Prior to January 1, 2006, Community Credit Union was a state chartered credit union organized under the provisions of the Texas Credit Union Act. Participation in the Credit Union was limited to those individuals who qualify for membership. A large percentage of the members worked or resided in the Richardson, Plano, and surrounding areas in Texas.

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, Viewpoint Bank. At December 31, 2007, the Bank’s operations included its wholly-owned subsidiary, Community Financial Services, Inc. (“CFS”). Intercompany transactions and balances are eliminated in consolidation. ViewPoint Financial Group is a majority owned (56%) subsidiary of ViewPoint MHC. The MHC is owned by the depositors of the Bank. These financial statements do not include the transactions and balances of ViewPoint MHC.

The Company provides financial services through 28 branches and 9 loan production offices. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Company’s geographic markets.

On September 1, 2007, the Company, through ViewPoint Bank’s wholly-owned subsidiary, CFS completed its acquisition of substantially all of the assets and the loan origination business of Bankers Financial Mortgage Group, Ltd (“BFMG”). BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did CFS assume any liabilities related to loans originated by BFMG prior to the closing. CFS originates residential mortgages through its retail employees and wholesale division, primarily in Texas. CFS sells all loans originated by BFMG to ViewPoint Bank or to outside investors.

On January 1, 2007, Community Title, L.L.C., the majority owned (75%) subsidiary of CFS, ceased operations and officially dissolved on January 25, 2007. Community Title, L.L.C. provided title services for residential and commercial real estate. Management elected to close Community Title, L.L.C. due to an overall decrease in refinance business and the difficulty that the company encountered as a one-office provider in capturing realtor and other third-party business. The closure did not have a significant impact on operations.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, corporate credit union membership capital account, federal funds purchased, and repurchase agreements.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Most mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold with servicing rights retained is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.

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

of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, peer data, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms on the loan agreement. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Large groups of smaller-balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return to fund future benefit expenses for employees. Upon adoption of EITF 06-5, which is discussed further below, company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Membership Capital Account at Corporate Credit Union: The Company has a membership capital account at a corporate credit union which is an uninsured deposit that may be redeemed with a three-year notice. The Company provided a notice of withdrawal to the holder of the membership capital account on May 23, 2005, due to the Company’s conversion to a federally-chartered thrift as of January 1, 2006.

National Credit Union Share Insurance Fund Deposit: The deposit in the National Credit Union Share Insurance Fund (“NCUSIF”) was in accordance with National Credit Union Administration (“NCUA”)

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

Brokerage Fee Income: Acting as an agent, the Company earns brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the trade date.

Title Fee Income: On January 1, 2007, Community Title, L.L.C., the majority owned (75%) subsidiary of CFS, ceased operations and officially dissolved on January 25, 2007. Prior to the closure, the Company earned title fee income upon the closing of mortgage loans on behalf of its customers through an independent third party and by earning fees on the transactions. These fees were recorded upon closing of the mortgage loan.

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

Charter Conversion Costs: Charter conversion costs were expensed as incurred. During 2007, 2006, and 2005, the Company incurred costs associated with its regulatory charter conversion totaling $0, $101, and $1,137. Such costs include printing, postage, and legal fees.

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

Income Taxes: Prior to January 1, 2006, the Company was exempt, by statute, from federal and state taxes on income related to the exempt purpose of the Credit Union. The Company was subject to taxes on certain “unrelated business income”; however, no amounts were due for all periods presented. The subsidiaries are not exempt from income taxes and file federal income tax returns.

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

The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. At December 31, 2007, the accrued liability for FIN 48 was $0.

The Company is not subject to examination by taxing authorities for years before 2006, as we were not a taxable entity prior to that date, and does not expect the total amount of unrecognized tax benefits to

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties at December 31, 2007.

Share-Based Compensation: At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. Statement of Financial Accounting Standard (“FAS”) No. 123, Revised, requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions as determined by formula. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company has recorded a $446 litigation liability in conjunction with their Visa USA members’ equity allocation for their share of covered litigation of Visa USA’s settlement with American Express, an estimated contingency with Discover and other legal matters (please see Note 18 for additional discussion).

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 and $5,719 was required to meet regulatory reserve and clearing requirements at December 31, 2007 and 2006. These balances do not earn interest.

Equity: As a credit union, the Company was required by regulation to maintain a statutory reserve (regular reserve). This reserve, which represents a regulatory restriction of members’ equity, was not available for the payment of interests to members. Effective January 1, 2006, upon completion of the charter conversion, the regular reserve was transferred to retained earnings.

Earnings per common share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards, if any.

Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity. As shares are committed to be released for allocation, the Company recognizes

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

Adoption of New Accounting Standards:

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.

This standard was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company continued to carry the mortgage servicing asset at amortized cost, reviewing quarterly for impairment. In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value re-measurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations.

Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B450 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG issue B40 are effective for

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG issue B40 did not have a material impact on the Company’s financial position or results of operation.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not anticipated to be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company does not intend to elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact is not anticipated to be material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

NOTE 2 - STOCK ISSUANCE

The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance (“the Plan of Reorganization”). According to the Plan of Reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its current mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation, which owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company, which owns at least 55% of the common stock of the Stock Holding Company so long as the Mutual Holding Company

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 2 - STOCK ISSUANCE (Continued)

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

Reorganization costs were deferred and deducted from the proceeds of the shares sold in the public stock offering. At September 29, 2006, $4,059 was netted against the proceeds from the offering.

On September 29, 2006, the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706, net of conversion expenses of $4,059 and net of unfunded ESOP proceeds of $9,284. The Company also issued 14,183,812 shares of common stock to its parent company ViewPoint MHC (the “MHC”). Accordingly, the MHC held 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. The proceeds from the offering have initially been invested in securities. ViewPoint Financial Group contributed approximately $56,000 of the stock proceeds to ViewPoint Bank as a capital contribution.

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 3 -	CONCENTRATION OF FUNDS

At December 31, 2007 and 2006, the Company had the following balances on deposits at other financial institutions:

	December 31,
	2007	2006

Federal Reserve Bank of Dallas	$3,224	$15,396
Federal Home Loan Bank of Dallas	9,238	16,106
Texas Independent Bank	4,979	—
Texas Capital Bank	33,832	99,281
Southwest Corporate Federal Credit Union	1,002	1,003

	$52,275	$131,786

Of these balances, only $100 at each institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) or NCUSIF.

At December 31, 2007 and 2006, the Company maintains a compensating balance for official check processing of $1,224 and $1,613. These balances are included in the other assets on the consolidated balance sheets.

NOTE 4 -	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
		Unrealized	Unrealized
December 31, 2007	Fair Value	Gains	Losses

U.S. government and federal agency	$35,152	$189	$(43)
Agency mortgage-backed and collateralized mortgage obligations	488,107	4,150	(1,098)
Collateralized debt obligations	19,616	—	(1,880)

Total debt securities	$542,875	$4,339	$(3,021)

		Gross	Gross
		Unrealized	Unrealized
December 31, 2006	Fair Value	Gains	Losses

U.S. government and federal agency	$29,475	$2	$(586)
Agency mortgage-backed and collateralized mortgage obligations	295,048	1,232	(754)

Total debt securities	$324,523	$1,234	$(1,340)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 4 -	SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2007	Amount	Gains	Losses	Value

Agency mortgage-backed and collateralized mortgage obligations	$20,091	$117	$(5)	$20,202

Total	$20,091	$117	$(5)	$20,202

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2006	Amount	Gains	Losses	Value

Agency mortgage-backed and collateralized mortgage obligations	$11,271	$16	$(51)	$11,236

Total	$11,271	$16	$(51)	$11,236

The fair value of debt securities and carrying amount, if different, at year end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held-to-maturity		Available
	Carrying		for sale
December 31, 2007	Amount	Fair Value	Fair Value

Due in one year or less	$—	$—	$7,975
Due from one to five years	—	—	27,177
Due after ten years	—	—	19,616
Agency mortgage-backed and collateralized mortgage obligations	20,091	20,202	488,107

Total	$20,091	$20,202	$542,875

Securities pledged at year end 2007 and 2006 had a carrying amount of $223,743 and $89,982 and were pledged to secure public deposits and treasury tax and loan deposits.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no sales of securities for the years ended December 31, 2007, 2006, and 2005.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 4 -	SECURITIES (Continued)

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2007
U.S. Government and federal agency	$—	$—	$11,990	$(43)	$11,990	$(43)
Agency mortgage-backed and collateralized mortgage obligations	127,165	(1,017)	14,128	(86)	141,293	(1,103)
Collateralized debt obligations	19,616	(1,880)	—	—	19,616	(1,880)

Total temporarily impaired	$146,781	$(2,897)	$26,118	$(129)	$172,899	$(3,026)

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2006
U.S. Government and federal agency	$2,499	$(1)	$21,977	$(585)	$24,476	$(586)
Agency mortgage-backed and collateralized mortgage obligations	101,240	(332)	40,113	(473)	141,353	(805)

Total temporarily impaired	$103,739	$(333)	$62,090	$(1,058)	$165,829	$(1,391)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our securities were caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because we have the ability to hold these securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2007 and 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 5 –	LOANS

Loans consist of the following:

	December 31,
	2007	2006

Mortgage loans:
One-to four-family	$332,780	$282,918
Commercial	251,915	179,635
One-to four-family construction	—	1,146
Commercial construction	225	4,035
Home equity	85,064	83,899

	669,984	551,633
Automobile indirect loans	104,156	219,147
Automobile direct loans	98,817	151,861
Government-guaranteed student loans	5,422	5,410
Commercial — non-mortgage loans	12,278	9,780
Consumer lines of credit and unsecured loans	16,351	21,284
Other consumer loans, secured	7,204	9,268

Total gross loans	914,212	968,383
Deferred net loan origination costs	603	3,576
Allowance for loan losses	(6,165)	(6,507)

	$908,650	$965,452

Activity in the allowance for loan losses was as follows:

		Years Ended
		December 31,
	2007	2006	2005

Beginning balance	$6,507	$7,697	$8,424
Provision for loan losses	3,268	2,565	6,120
Loans charged-off	(5,080)	(4,966)	(7,250)
Recoveries	1,470	1,211	403

Ending balance	$6,165	$6,507	$7,697

Individually impaired loans were as follows:

	December 31, 2007	December 31, 2006

Year-end loans with no allocated allowance for loan losses	$2,729	$986
Year-end loans with allocated allowance for loan losses	3,042	2,461

Total	$5,771	$3,447

Amount of the allowance for loan losses allocated to impaired loans at year-end	$328	$305

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 5 –	LOANS (Continued)

		Years Ended
		December 31,
	2007	2006	2005

Average of individually impaired loans during year	$4,027	$6,114	$3,935
Interest income recognized during impairment	370	470	284
Cash-basis interest income recognized	351	469	280

Nonperforming loans were as follows:

	December 31, 2007	December 31, 2006

Loans past due over 90 days still on accrual	$—	$30
Nonaccrual loans	2,102	1,304

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

If interest income had been accrued on nonaccrual loans during the periods presented, such income would have approximated $218, $230, and $217 for December 31, 2007, 2006, and 2005.

NOTE 6 –	LOAN SALES AND SERVICING

	2007	2006

Loans held for sale activity was as follows:
Beginning balance	$3,212	$2,306
Loans originated for sale	87,378	27,127
Proceeds from sale of loans held for sale	(78,716)	(26,420)
Net gain on sale of loans held for sale	1,298	199

Loans held for sale, net	$13,172	$3,212

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2007	2006	2005

Mortgage loan portfolios serviced for FNMA	$203,933	$216,518	$240,370
Other investors	194,518	148,811	134,842

The Company has recorded a mortgage servicing asset related to the loans sold to FNMA. The Company also provides mortgage servicing operations. The portfolio of loans serviced for other investors represents loans serviced by the Company for third parties. There is no mortgage servicing asset recorded related to these loans as the Company does not own such rights.

Custodial escrow balances maintained in connection with serviced loans and included in deposits were $2,326 and $1,803 at year-end 2007 and 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 6 –	LOAN SALES AND SERVICING (Continued)

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2007	2006	2005

Servicing rights:
Beginning of year	$1,760	$2,068	$2,254
Additions	179	96	281
Amortized to expense	(291)	(404)	(467)

End of year	$1,648	$1,760	$2,068

At December 31, 2007, 2006, and 2005, there were no valuation allowances for capitalized mortgage servicing rights.

Management periodically evaluates servicing assets for impairment. At December 31, 2007, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 8.8%. At December 31, 2006, the fair value of servicing assets was determined using a weighted-average discount rate of 13% and an average prepayment speed of 15.9%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $2,156 and $2,439 at December 31, 2007 and 2006, respectively, on serviced loans totaling $203,933 and $216,518 at December 31, 2007 and 2006.

The weighted average amortization period is 4.7 years. Estimated amortization expense for each of the next five years is:

2008	$225
2009	199
2010	172
2011	149
2012	130

NOTE 7 –	ACCRUED INTEREST RECEIVABLE

Accrued interest consists of the following at year end:

	December 31, 2007	December 31, 2006

Loans	$3,993	$4,298
Securities	2,785	1,569

Total	$6,778	$5,867

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 8 –	PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	December 31, 2007	December 31, 2006

Land	$9,740	$9,740
Buildings	36,897	35,446
Furniture, fixtures and equipment	34,594	32,774
Leasehold improvements	2,321	2,801

	83,552	80,761
Less: Accumulated depreciation	(42,690)	(38,499)

Total	$40,862	$42,262

Depreciation expense was $4,469, $4,683, and $5,043 for 2007, 2006, and 2005.

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $894, $844, and $801 for 2007, 2006, and 2005. Rent commitments, before considering renewal options that generally are present, were as follows:

2008	$1,008
2009	853
2010	743
2011	581
2012	477
Thereafter	156

Total	$3,818

At December 31, 2007, the Company wrote-off the net book value of furniture, fixtures and equipment and leasehold improvements of $138 due to the closings of the Roanoke and Stonebriar In-Store branches that occurred on January 3, 2008.

NOTE 9 –	DEPOSITS

Time deposits in excess of $100 or more were $271,547 and $150,172 at year-end 2007 and 2006. Deposit balances over $100 are not federally insured.

At December 31, 2007, scheduled maturities of time deposits for the next five years were as follows:

2008	$382,841
2009	50,671
2010	12,902
2011	4,721
2012	5,622
Thereafter	11

Total	$456,768

At December 31, 2007 and 2006, the Company’s deposits included public funds totaling $200,130 and $85,296.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 9 –	DEPOSITS (Continued)

Interest expense on deposits is summarized as follows:

		Years Ended
		December 31,
	2007	2006	2005

Interest-bearing demand	$428	$226	$239
Savings and money market	17,711	18,432	14,792
Time	18,934	10,260	5,931

Total	$37,073	$28,918	$20,962

NOTE 10 –	FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2007, advances from the Federal Home Loan Bank (“FHLB”) of Dallas totaled $128,451 and had fixed interest rates ranging from 2.94% to 7.35% with a weighted average rate of 4.85%. At December 31, 2006, advances from the FHLB totaled $55,762 and had fixed interest rates ranging from 2.94% to 7.35% with a weighted average rate of 4.66%.

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $290,573 and $254,098 of first mortgage loans under a blanket lien arrangement at the years ended December 31, 2007 and 2006. Based on this collateral, the Company is eligible to borrow an additional $458,394 and $413,636 at year-end 2007 and 2006. In addition, FHLB stock also secures debts to the FHLB. The current agreement provides for a maximum borrowing amount of approximately $586,970 and $469,523 at December 31, 2007 and 2006.

At December 31, 2007, the advances mature as follows:

2008	$18,655
2009	18,188
2010	17,249
2011	16,521
2012	33,110
Thereafter	24,728

Total	$128,451

NOTE 11 –	BENEFITS

Post-Retirement Healthcare Plan: Employees are currently eligible to receive, during retirement, specified company-paid medical benefits. Upon retirement, the Company will provide $175 per month toward the eligible participant’s group medical coverage. Eligibility is determined by age and length of service. Employees are eligible for this benefit if they have attained a minimum age of 55 and have a minimum of 10 years of service, and their combined age plus their years of service equals a minimum of 75. This benefit would be provided only until the participant becomes eligible for Medicare. The Company’s benefit expense under this program was $22, $19, and $13 for 2007, 2006, and 2005. The discount rate used to measure the projected benefit obligation was 5.72%, 5.72%, and 5.50% for 2007, 2006, and 2005. The Company’s projected benefit obligation is not affected by increases in future health premiums as the Company’s contribution to the plan is a fixed monthly amount. Accrued postretirement benefit obligations for the retiree health plan at December 31, 2007 and 2006, were approximately $168 and $149.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 11 –	BENEFITS (Continued)

401(k) Plan: The Company offers a KSOP plan with a 401K match. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may contribute between 2 and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees accounts, which is equal to 100% of the first 5% of the employee’s contribution. Expense for 2007, 2006 and 2005 was $539, $1,055 and $1,312. With the implementation of the ESOP plan in October 2006, the Company reduced the 401(k) match from 7% to 5% and discontinued the profit sharing contribution.

Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors, and certain employees. These agreements, which are subject to the rules of 409(a), relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2007 and 2006, is $1,162 and $1,005.

The Company has entered into a deferred compensation agreement with the President of the Company that provides benefits payable based on specified terms of the agreement. A portion of the benefit is subject to forfeiture if the President willfully leaves employment or employment is terminated for cause as defined in this agreement. The estimated liability under the agreement is being accrued over the remaining years specified on the agreement. The accrued liability as of December 31, 2007 and 2006, is approximately $996 and $824. The expense for this deferred compensation agreement was $172, $213, and $188 for December 31, 2007, 2006, and 2005.

Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,484 and $2,208 at December 31, 2007 and 2006. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested and is administered by AXA Equitable Insurance Company. The life insurance is recorded at the cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income. The Company discontinued certain split dollar plans held by certain executives and paid out the cash surrender value in 2006. The payments were $150.

Bank-owned life insurance policies were purchased on September 4, 2007, for $26,037. A bank-owned life insurance program is an insurance arrangement in which the Company purchases a life insurance policy insuring a group of key personnel. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return to fund future benefit expenses for employees. The Company provided those who agreed to be insured under the bank-owned life insurance plan with a share of the death benefit while actively employed with the Company. The benefit will equal 200% of the insured’s current base salary and 200% of each participating director’s annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the employees and directors designated beneficiary will receive an income tax free death benefit paid directly from the insurance carrier. The balance of the bank-owned life insurance policy at December 31, 2007, totaled $26,497, and income for 2007 totaled $460.

In December 2005, certain directors of the Company accepted the Director’s Retirement Plan Agreement. The plan provides a lump-sum distribution shortly after retirement. At December 31, 2005, the accrued liability was $350 and the expense for 2005 was $350. The liability was paid in January 2006, and no further liability will be incurred under the plan.

In May 2007, certain directors entered into separation agreements with the Company in connection with the conclusion of their service as directors. The agreements, in recognition of the past services, provide for

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 11 –	BENEFITS (Continued)

separation compensation. The accrued liability as of December 31, 2007, is approximately $180. The expense for these agreements was $239 for December 31, 2007.

NOTE 12 –	ESOP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a ten year note in the amount of $9,284 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP during 2007 and 2006 were $1,218 and $305, and expense was $1,610 and $292 for December 31, 2007 and 2006.

Shares held by the ESOP were as follows:

	2007	2006

Allocated to participants	116,049	23,210
Unearned	812,346	905,185

Total ESOP shares	928,395	928,395

Fair value of unearned shares	$13,428	$15,334

NOTE 13 – INCOME TAXES

Prior to January 1, 2006, the Company was a credit union and not subject to income taxes. Therefore, the financial statements through December 31, 2005, do not include income tax expense nor any current or deferred income tax liabilities. The Company’s subsidiaries were subject to incomes taxes; however, income tax expense and related tax liabilities were not material for presentation purposes.

Effective January 1, 2006, the Company became a taxable entity in conjunction with its charter conversion. The Company’s pre-tax income is subject to federal and state income taxes at a combined rate of 35%. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax benefit in the amount of $6,108 in the statement of income during the first quarter of 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 13 – INCOME TAXES (Continued)

Income tax expense (benefit) for 2007 and 2006 was as follows:

	2007	2006

Current expense	$2,468	$1,879
Deferred expense	276	310
Change in tax status	—	(6,108)
Impact of new Texas margin tax on deferred taxes	—	362

Total income tax expense (benefit)	$2,744	$(3,557)

At December 31, 2007 and 2006, deferred tax assets and liabilities were due to the following:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Allowance for loan losses	$2,137	$2,255
Depreciation	2,735	3,059
Deferred compensation arrangements	982	432
Self-funded health insurance	161	359
Visa litigation	199	—
Other	177	57

	6,391	6,162
Deferred tax liabilities:
Mortgage servicing assets	(571)	(610)
FAS 115	(457)	—
Other	(72)	(80)

	(1,100)	(690)

Net deferred tax asset	$5,291	$5,472

No valuation allowance was provided on deferred tax assets as of December 31, 2007 or 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 13 – INCOME TAXES (Continued)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	Year Ended
	December 31,
	2007	2006

Federal statutory rate times financial statement income	$2,656	$2,084
Effect of:
State taxes, net of federal benefit	179	81
New market tax credit	(84)	(32)
Bank-owned life insurance income	(156)	—
Change in tax status	—	(6,108)
Impact of new Texas margin tax	—	362
ESOP	133	—
Other	16	56

Total income tax expense (benefit)	$2,744	$(3,557)

Unaudited Pro Forma Financial Information:

As a credit union, the Company was not subject to federal or state income taxes for 2005. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for the year ended December 31, 2005, income tax expense would have been $1,008, while net income would have been $1,716. Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for all periods presented, the pro forma net income for the year ended December 31, 2006, would have been $3,578.

NOTE 14 – SALE OF MEMBERSHIP INTERESTS

The Company was a member of PULSE EFT Association, Inc. (“PULSE”). On January 12, 2005, PULSE completed its merger with a subsidiary of Discover Financial Services, Inc. to become a wholly owned subsidiary of Discover. As a former member of PULSE, the Company was entitled to a distribution of the consideration in the merger. The allocation formula was determined by the Board of Directors of PULSE. The Company was allocated and received $755. Since the Company did not incur any cost for its membership, the entire proceeds of $755 were recorded as income in 2005.

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 15 –	RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2007 were as follows:

Beginning balance	$1,952
New loans	99
Effect of changes in composition of related parties	(17)
Repayments	(298)

Ending balance	$1,736

Deposits from executive officers, directors, and their affiliates at year-end 2007 and 2006 were $2,683 and $2,276.

NOTE 16 –	SHARE-BASED COMPENSATION

At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company did not have any share-based compensation plans prior to the approval of this plan. The Company is accounting for this plan under Statement of Financial Accounting Standard (“FAS”) No. 123, Revised, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.

The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $949 for 2007. The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $141 for 2007. The total income tax benefit recognized in the income statement for stock-based compensation was $371 for 2007.

On May 22, 2007, the Company’s Compensation Committee awarded 420,208 of the 464,198 shares of common stock available under the restricted stock portion of the Plan. The restricted shares were issued out of authorized but unissued common stock with a grant date fair value of $7,763. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Following the award of restricted stock, the Company repurchased ViewPoint Financial Group common stock to be treated as treasury stock in order to offset the authorized but unissued common stock used to issue the restricted shares. The Company plans to use treasury stock to fund future awards of restricted stock.

Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a restricted period of five years, subject to acceleration of vesting upon a change in control of ViewPoint Financial Group or upon the termination of the award recipients’ service due to death or disability.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 16 –	SHARE-BASED COMPENSATION (Continued)

A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan for the year is presented below:

		Weighted-
		Average
		Grant
		Date Fair
	Shares	Value

Outstanding at January 1, 2007	—	$—
Granted May 22, 2007	420,208	18.47
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2007	420,208	$18.47

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on May 22, 2007. As of December 31, 2007, there was $6,814 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 4.4 years.

During 2007, the Compensation Committee awarded 247,818 of 1,160,493, in non-qualified stock options to key employees. Under the terms of the stock option plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least five years, subject to acceleration of vesting upon a change in control, death or disability. The Stock Option Plan became effective on May 22, 2007, and remains in effect for a term of ten years.

126,789 of the issued stock options vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date of five years. The remaining 121,029 stock options granted were a one-time grant with 100% of the shares vesting on May 22, 2012.

The 247,818 stock options were granted to key employees with a weighted-average exercise price of $18.44.

The weighted-average fair value of each stock option awarded is estimated to be $5.83 on the date of grant. As of December 31, 2007, there was $792 of total unrecognized compensation expense related to non-vested shares. That expense is expected to be recognized over a weighted-average period of 4.4 years. The fair value is derived by using the Black-Scholes option — pricing model with the following assumptions:

Risk-free interest rate	3.82 to 4.79%
Expected term of stock options (years)	7.50
Expected stock price volatility	21.20 to 22.40%
Expected dividends	1.08 to 1.12%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 16 –	SHARE-BASED COMPENSATION (Continued)

about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since October 3, 2006, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. The Company uses a forfeiture rate of 18% that is based on historical activity.

A summary of the activity under the stock option portion of the Equity Incentive Plan for 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at beginning of year	—	$—
Granted	247,818	18.44
Exercised	—	—
Forfeited	(44,876)	18.43

Outstanding at end of year	202,942	$18.44	9.4	$—

None of the outstanding options were vested or exercisable as of year end. All of the outstanding options are currently expected to vest.

The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There was no intrinsic value of options outstanding at December 31, 2007 as all of the outstanding options were at exercise prices greater than the year end stock price.

The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2007, the Company has not granted any stock appreciation rights.

NOTE 17 –	REGULATORY CAPITAL MATTERS

As of January 1, 2006, the Company converted its charter to a federal charter under the Office of Thrift Supervision (“OTS”) and, as of the same date, obtained deposit insurance from the FDIC. The approval to convert charters required the Company to have beginning paid-in capital funds of not less than $102,160. At December 31, 2005, the Company’s paid-in capital funds were $102,413.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007, the most recent regulatory notification

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 17 –	REGULATORY CAPITAL MATTERS (Continued)

categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the institution’s category.

At December 31, 2007 and 2006, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2007:
Total capital (to risk weighted assets)	$167,002	16.36%	$81,649	8.00%	$102,061	10.00%
Tier 1 (core) capital (to risk weighted assets)	161,167	15.79	40,824	4.00	61,236	6.00
Tier 1 (core) capital (to adjusted total assets)	161,167	9.75	66,099	4.00	82,624	5.00

As of December 31, 2006:
Total capital (to risk weighted assets)	$161,239	16.34%	$78,964	8.00%	$98,706	10.00%
Tier 1 (core) capital (to risk weighted assets)	155,038	15.71	39,482	4.00	59,223	6.00
Tier 1 (core) capital (to adjusted total assets)	155,038	10.16	61,043	4.00	76,302	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions—Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank to the Company in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends to the Company of approximately $15,000 plus any 2008 net profits retained to the date of the dividend declaration.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 17 –	REGULATORY CAPITAL MATTERS (Continued)

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated:

	December 31,
	2007	2006

GAAP equity	$166,435	$158,741
Disallowed servicing and deferred tax assets	(3,308)	(3,783)
Unrealized loss (gain) on securities available for sale	(861)	69
Goodwill and other assets	(1,099)	11

Tier I Capital	161,167	155,038
General allowance for loan losses	5,835	6,201

Total capital	$167,002	$161,239

NOTE 18 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$43,037	25,503	$11,010	$4,005
Unused lines of credit	7,714	62,872	8,071	62,878

In addition to the commitments above, the Company has overdraft protection available in the amounts of $72,698 and $22,742 for December 31, 2007 and 2006. As of December 31, 2007, the Company had sold $59,352 of loans into the secondary market that contain certain credit recourse provisions that range from six months to nine months. The amount subject to recourse was approximately $54,504 as of year-end 2007. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated. The Company has not experienced any losses based on this recourse to date. At December 31, 2007 and 2006, the Company also had standby letters of credit in the amounts of $488 and $438 that do not have an attached rate. These commitments are not reflected in the financial statements.

Commitments to make loans are generally made for periods of 60 days or less at December 31, 2007. The fixed rate loan commitments have interest rates ranging from 4.63% to 11.49% and maturities ranging from less than 1 year to 30 years.

On July 20, 2006, the Board of Directors of ViewPoint Bank voted to approve a $3,200 investment in the Lone Star New Markets fund, giving the Company a 12.8% partnership interest. This fund is a Certified Development Entity that provides investment capital for underserved communities in North Texas and provides Community Reinvestment Act credit. The investment is structured as a limited partnership. Once the

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 18 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)

commitment is fully funded, we will receive tax credits equating to 39% of the funded amount over the life of the investment as well as a 5% preferred return.

Once the preferred return is paid, proceeds are split 80/20 between the limited partners and the general partner. The partnership is a limited life entity and will dissolve in 2017 if not sooner dissolved by act of the partners or fulfillment of investment objectives. As of December 31, 2007, and 2006, the Company had contributed $2,560 and $960. At December 31, 2007, and 2006, the unfunded commitment of $640 and $2,240 was also recorded as an equity investment in other assets on the balance sheet with a corresponding liability for the unfunded portion of the commitment. At December 31, 2007, and 2006, the carrying value of this investment was $3,000 and $3,200, respectively. For December 31, 2007, the Company recognized $179 in expense representing the Company’s equity portion of the operations.

In October 2007, Visa completed a reorganization in which Visa USA, Visa International, Visa Canada and Inovant became Visa, Inc., in anticipation of its initial public offering, which is expected to occur in 2008. As a result, the Company, as a principal member of the Visa network, received 49,682 shares of Class USA Common Stock, par value $0.0001, of Visa Inc. It is anticipated that some of these shares will be redeemed as part of the initial public offering with the remaining shares converted to Class A shares on the third anniversary of the initial public offering or upon Visa Inc.’s settlement of certain litigation matters, whichever is later. Visa, Inc. is expected to apply a portion of the proceeds from the initial public offering to fund an escrow account to cover certain litigation judgments and settlements. Should the initial public offering not occur, Visa, Inc. may be unable to fund the litigation judgments and settlements and, in turn, Visa, Inc.’s member institutions could have to settle the liabilities through indemnification provisions as part of Visa, Inc.’s “retrospective responsibility plan.” Under this plan, Visa U.S.A. member institutions have an indemnification obligation contained in Visa U.S.A.’s certificate of incorporation and bylaws and as agreed in their membership agreements.

Due to the possibility of this indemnification obligation, in the fourth quarter of 2007, the Company recorded a $446 litigation liability. $75 represented the Company’s portion of the $650,000 litigation reserve in regards to the Discover Financial Services lawsuit, $241 represented the Company’s portion of the $2.065 billion settlement with American Express, and $130 represented other litigations. The Company’s Visa U.S.A. membership proportion is 0.01165%. The Company was not named as a defendant in the Discover Financial Services and American Express lawsuits, and, therefore, will not be directly liable for any amount of the settlement. In the event that the initial public offering occurs in 2008, the Company anticipates that Visa Inc.’s escrow account will be used to settle such litigation judgments and settlements and the liability recorded on the Company’s books will be offset by the Company’s interest in the escrow account. The Company expects that its proceeds from the anticipated share redemption will ultimately result in a gain.

NOTE 19 –	BUSINESS COMBINATION

On September 1, 2007, the Company, through ViewPoint Bank’s wholly-owned subsidiary, Community Financial Services, Inc. (“CFS”), completed its acquisition of substantially all of the assets and the loan origination business of Bankers Financial Mortgage Group, Ltd (“BFMG”). Operating results of BFMG are included in the consolidated financial statements since the date of acquisition.

As a result of this acquisition, the Company has increased mortgage loan origination volume by $70,218. Of this amount, $15,032 was added to ViewPoint Bank’s loan portfolio and $55,186 was sold to outside investors. BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did CFS assume any liabilities related to loans originated by BFMG prior to the closing.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 19 –	BUSINESS COMBINATION (Continued)

The terms of the agreement provided for an initial payment of $1,234 and the possibility for additional payments of cash in the future based on the performance of CFS over a period of approximately four years. Of the $1,234 acquisition cost, which was accounted for using the purchase method, $234 was allocated to assets based on estimates of their respective fair values. The remaining $1,000 was recognized as goodwill, with an additional $89 of goodwill being recognized in October 2007 due to further expenses associated with the acquisition.

The following table summarizes the estimated fair value of assets acquired:

Fixed assets	$176
Pre-paid rents on assigned contracts	33
Security deposits on assigned contracts	25
Goodwill	1,089

Total	$1,323

The change in balance for goodwill during the year is as follows:

2007

Beginning of year	$—
Acquired goodwill	1,089
Impairment	—

End of year	$1,089

The Company had no goodwill prior to the 2007 acquisition of BFMG.

NOTE 20 –	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$73,478	$73,478	$155,855	$155,855
Securities available for sale	542,875	542,875	324,523	324,523
Securities held to maturity	20,091	20,202	11,271	11,236
Loans held for sale	13,172	13,172	3,212	3,212
Loans, net	908,650	903,831	965,452	955,639
Federal Home Loan Bank stock	6,241	—	3,724	—
Membership capital account at corporate credit union	1,000	1,000	1,000	1,000
Accrued interest receivable	6,778	6,778	5,867	5,867
Financial liabilities
Deposits	(1,297,593)	(1,325,853)	(1,234,881)	(1,235,432)
Federal Home Loan Bank advances	(128,451)	(130,588)	(55,762)	(54,454)
Accrued interest payable	(982)	(982)	(470)	(470)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 20 –	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, bank-owned life insurance, membership capital account at corporate credit union, accrued interest receivable and payable, demand and savings deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on quoted market prices of comparable instruments.

For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

NOTE 21 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ViewPoint Financial Group follows:

CONDENSED BALANCE SHEETS
Year ended December 31,	2007	2006

ASSETS
Cash on deposit at subsidiary	$27,953	$46,933
Investment in banking subsidiary	166,435	158,741
Receivable from banking subsidiary	1,090	—
ESOP note receivable and other assets	8,551	9,104

Total assets	$204,029	$214,778

LIABILITIES AND EQUITY
Income tax payable	$51	$—
Other liabilities	184	—
Shareholders’ equity	203,794	214,778

Total liabilities and shareholders’ equity	$204,029	$214,778

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 21 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

		September 29,
		2006,
	Year Ended	through
	December 31,	December 31,
	2007	2006

Interest income on ESOP loans	$481	$125
Other income	1	—
Operating expenses	333	—

Income before income tax and equity in undistributed earnings of subsidiary	149	125
Income tax expense	50	—
Equity in undistributed earnings of subsidiary	4,968	1,824

Net income	$5,067	$1,949

CONDENSED STATEMENTS OF CASH FLOWS

		September 29,
		2006,
	Year Ended	through
	December 31,	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$5,067	$1,949
Adjustments:
Equity in undistributed income of bank subsidiary	(4,968)	(1,824)
Change in income tax payable	50	—

Net cash from operating activities	149	125
Cash flows from investing activities:
Initial investment in banking subsidiary	—	(55,828)
Fund ESOP note receivable	—	(9,284)
Distribution to capitalize ViewPoint MHC	—	(250)
Payments received on ESOP note receivable	552	180

Net cash from investing activities	552	(65,182)
Cash flows from financing activities:
Treasury stock purchased	(17,566)
Dividends paid	(2,115)
Proceeds from sale of common stock, net of issuance costs	—	111,990

Net cash from financing activities	(19,681)	111,990

Net change in cash and cash equivalents	(18,980)	46,933
Beginning cash and cash equivalents	46,933	—

Ending cash and cash equivalents	$27,953	$46,933

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 22 –	EARNINGS PER SHARE

The factors used in the earnings per share computation follow. 2006 earnings per share are for September 29, 2006, to December 31, 2006, because the Company’s initial public stock offering ended on September 29, 2006.

	2007	2006

Basic
Net income	$5,067	$1,949

Weighted average common shares outstanding	25,746,038	25,788,750
Less: Average unallocated ESOP shares	862,296	922,406
Average unvested restricted stock awards	257,176	—

Average shares	24,626,566	24,866,344

Basic earnings per common share	$0.20	$0.08

Diluted
Net income	$5,067	$1,949

Weighted average common shares outstanding for basic earnings per common share	24,626,566	24,866,344
Add: Dilutive effects of assumed exercises of stock options	—	—
Dilutive effects of full vesting of stock awards

Average shares and dilutive potential common shares	24,626,566	24,866,344

Diluted earnings per common share	$0.20	$0.08

All of the options outstanding at December 31, 2007 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 23 –	QUARTERLY FINANCIAL DATA(Unaudited)

		Net Interest
		Income after
	Interest	Provision for	Net		Earnings per Share
	Income	Loan Losses	Income (Loss)		Basic			Diluted

2007
First quarter	$19,910	$9,565	$1,099			$0.04			$0.04
Second quarter	20,772	10,054	1,315			0.05			0.05
Third quarter	21,792	10,513	1,601			0.07			0.07
Fourth quarter	21,580	9,533	1,052			0.04			0.04

2006
First quarter	$16,577	$9,392	$6,383	[1]	$	n/a		$	n/a
Second quarter	17,610	9,587	(172)			n/a			n/a
Third quarter	18,954	9,955	1,526			n/a	[2]		n/a	[2]
Fourth quarter	19,585	9,841	1,949			0.08			0.08

1 Increase in net income includes the recognition of an income tax benefit of $6.1 million due to our change in tax status on January 1, 2006.

2 Stock offering ended on September 29, 2006. Earnings per share for September 29 and September 30 were immaterial.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2007, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting: Management of ViewPoint Financial Group and Subsidiary (“the Company”) is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Chizek and Company LLC appears on page 64.

(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 15, 2008, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held in May 15, 2008, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointbank.com.

Item 11.	Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 15, 2008, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 15, 2008, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information concerning our equity incentive plan is contained under Item 5 of the Form 10-K and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held on May 15, 2008, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held in May 15, 2008, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See below.

(b)	Exhibits:

Exhibit
Number	Description

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2	Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.3	Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.4	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.5	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.6	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 001-32992))

10.7	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

10.8	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.9	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.10	ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007 (File No. 001-32992))

Exhibit
Number	Description

11	Statement regarding computation of per share earnings (See Note 22 of the Notes to Consolidated Financial Statements included in this Form 10-K).

21	Subsidiaries of the Registrant

23	Consent of Accountants

24	Power of Attorney (on signature page)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP
(Registrant)

Date: March 12, 2008	By: /s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Garold R. Base and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2007, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Garold R. Base	Date: March 12, 2008
Garold R. Base, President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)

/s/ James B. McCarley	Date: March 12, 2008
James B. McCarley, Chairman of the Board and Director

/s/ Gary D. Basham	Date: March 12, 2008
Gary D. Basham, Vice Chairman of the Board and Director

/s/ Jack D. Ersman	Date: March 12, 2008
Jack D. Ersman, Director

/s/ Anthony J. LeVecchio	Date: March 12, 2008
Anthony J. LeVecchio, Director

/s/ Karen H. O’Shea	Date: March 12, 2008
Karen H. O’Shea, Director

/s/ V. Keith Sockwell	Date: March 12, 2008
V. Keith Sockwell, Director

/s/ Pathie E. McKee	Date: March 12, 2008
Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications