Form 10-Q
period 2008-03-31
ViewPoint Financial Group
filed 2008-05-08
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-32992
VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States	6035	20-4484783

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	25,218,503

Class	Shares Outstanding as of May 6, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$18,145	$25,427
Short-term interest-bearing deposits in other financial institutions	78,915	48,051

Total cash and cash equivalents	97,060	73,478
Securities available for sale	507,262	542,875
Securities held to maturity (fair value March 31, 2008 - $103,047, December 31, 2007 - $20,202)	102,498	20,091
Loans held for sale	21,568	13,172
Loans, net of allowance of $6,549-March 31, 2008, $6,165-December 31, 2007	939,283	908,650
Federal Home Loan Bank stock, at cost	7,528	6,241
Bank-owned life insurance	26,776	26,497
Mortgage servicing rights	1,571	1,648
Foreclosed assets, net	1,093	840
Premises and equipment, net	40,277	40,862
Membership capital account at corporate credit union	1,000	1,000
Goodwill	1,089	1,089
Accrued interest receivable	6,825	6,778
Other assets	15,849	14,983

Total assets	$1,769,679	$1,658,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$186,107	$185,149
Interest-bearing demand	76,905	76,948
Savings and money market	589,395	578,728
Time	524,857	456,768

Total deposits	1,377,264	1,297,593
Federal Home Loan Bank advances	159,677	128,451
Other liabilities	28,104	28,366

Total liabilities	1,565,045	1,454,410

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — March 31, 2008; 26,208,958 shares issued — December 31, 2007	262	262
Additional paid-in capital	114,011	113,612
Retained earnings	115,677	114,801
Accumulated other comprehensive income	24	861
Unearned Employee Stock Ownership Plan (ESOP) shares; 789,136 shares — March 31, 2008; 812,346 shares — December 31, 2007	(7,944)	(8,176)
Treasury stock, at cost; 990,455 shares — March 31, 2008; 1,000,455 shares — December 31, 2007	(17,396)	(17,566)

Total shareholders’ equity	204,634	203,794

Total liabilities and shareholders’ equity	$1,769,679	$1,658,204

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$14,325	$13,505
Taxable securities	7,365	5,127
Interest-bearing deposits in other financial institutions	378	1,228
Federal Home Loan Bank stock	64	50

	22,132	19,910

Interest expense
Deposits	9,102	8,651
Federal Home Loan Bank advances	1,645	702

	10,747	9,353

Net interest income	11,385	10,557
Provision for loan losses	1,132	992

Net interest income after provision for loan losses	10,253	9,565

Noninterest income
Service charges and fees	5,386	5,401
Brokerage fees	116	144
Net gain on sales of loans	1,555	11
Loan servicing fees	58	76
Bank-owned life insurance income	279	—
Gain on redemption of Visa, Inc. shares	771	—
Other	211	361

	8,376	5,993

Noninterest expense
Salaries and employee benefits	9,867	7,626
Advertising	564	442
Occupancy and equipment	1,313	1,361
Outside professional services	530	926
Data processing	1,058	961
Office operations	1,545	1,534
Deposit processing charges	259	286
Other	1,070	650

	16,206	13,786

Income before income tax expense	2,423	1,772
Income tax expense	885	673

Net income	$1,538	$1,099

Earnings per share:
Basic	$0.06	$0.04

Diluted	$0.06	$0.04

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,538	$1,099

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	(1,281)	1,421
Tax effect	444	(492)

Other comprehensive income (loss), net of tax	(837)	929

Comprehensive income	$701	$2,028

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
For the three months ended March 31, 2007
Balance at January 1, 2007	$258	$111,844	$(9,104)	$111,849	$(69)	$214,778
ESOP shares earned, 18,439 shares	—	131	184	—	—	315
Dividends declared ($0.05 per share)	—	—	—	(580)	—	(580)
Comprehensive income:
Net income	—	—	—	1,099	—	1,099
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	929	929

Total comprehensive income						2,028

Balance at March 31, 2007	$258	$111,975	$(8,920)	$112,368	$860	$216,541

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
For the three months ended March 31, 2008
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 23,210 shares	—	129	232	—	—	—	361
Share- based compensation expense	—	440	—	—	—	—	440
Restricted stock granted, 10,000 shares	—	(170)	—	—	—	170	—
Dividends declared ($0.06 per share)	—	—	—	(662)	—	—	(662)
Comprehensive income:
Net income	—	—	—	1,538	—	—	1,538
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(837)	—	(837)

Total comprehensive income							701

Balance at March 31, 2008	$262	$114,011	$(7,944)	$115,677	$24	$(17,396)	$204,634

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$1,538	$1,099
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,132	992
Depreciation and amortization	1,082	1,117
Premium amortization and accretion of securities, net	(211)	(206)
ESOP compensation expense	361	315
Share-based compensation expense	440	—
Amortization of mortgage servicing rights	82	79
Net (gain) loss on loans held for sale	(1,555)	(11)
Loans originated for sale	(70,251)	(5,780)
Proceeds from sale of loans held for sale	63,410	3,566
FHLB stock dividends	(64)	(50)
Increase in bank-owned life insurance	(279)	—
Gain on disposition of property and equipment	(8)	—
Net gain on sales of other real estate owned	—	(7)
Write-down of other real estate owned	19	—
Net change in deferred loan costs	765	1,011
Net change in accrued interest receivable	(47)	(432)
Net change in other assets	(350)	2
Net change in other liabilities	(262)	114

Net cash from operating activities	(4,198)	1,809

Cash flows from investing activities
Contribution to new markets equity fund	—	(640)
Available-for-sale securities:
Maturities, prepayments and calls	35,903	18,222
Purchases	(1,375)	(135,030)
Held-to-maturity securities:
Maturities, prepayments and calls	2,885	1,859
Purchases	(85,277)	—
Loans purchased	(3,376)	(42,993)
Student loans sold	813	1,572
Net change in loans	(30,316)	56,562
Purchase of FHLB stock	(1,223)	—
Purchases of premises and equipment	(499)	(506)
Proceeds from sale of fixed assets	10	—
Proceeds on sale of other real estate owned	—	467

Net cash from investing activities	(82,455)	(100,487)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities
Net change in deposits	79,671	68,746
Proceeds from Federal Home Loan Bank advances	36,000	8,575
Repayments on Federal Home Loan Bank advances	(4,774)	(2,519)
Payment of dividends	(662)	(580)

Net cash from financing activities	110,235	74,222

Net change in cash and cash equivalents	23,582	(24,456)

Beginning cash and cash equivalents	73,478	155,855

Ending cash and cash equivalents	$97,060	$131,399

Supplemental cash flow information:
Interest paid	$10,850	$9,274
Income taxes paid	$—	$605

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$446	$—
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
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
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K.
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
As of March 31, 2008, ViewPoint MHC (the “MHC”) was the majority (56%) shareholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
2. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested stock awards. The dilutive effect of the unexercised stock options and unvested stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three month periods ended March 31, 2008, and March 31, 2007, follows.

	Three Months Ended
	March 31,
	2008	2007
Basic
Net income	$1,538	$1,099

Weighted average common shares outstanding	25,218,503	25,788,750

Less: Average unallocated ESOP shares	804,354	898,136
Average unvested restricted stock awards	430,208	—

Average shares	23,983,941	24,890,614

Basic earnings per common share	$0.06	$0.04

Diluted	$1,538	$1,099

Net income
Weighted average common shares outstanding for basic earnings per common share	23,983,941	24,890,614

Add: Dilutive effects of assumed exercises of stock options	—	—
Dilutive effects of full vesting of stock awards	—	—

Average shares and dilutive potential common shares	23,983,941	24,890,614

Diluted earnings per common share	$0.06	$0.04

Stock options for 183,828 shares of common stock outstanding were not considered in computing diluted earnings per share for the three months ended March 31, 2008, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 430,208 shares of unvested restricted stock awards at March 31, 2008, that were anti-dilutive.
3. Dividends
On January 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend was payable on February 19, 2008, to shareholders of record as of February 5, 2008. ViewPoint MHC, which owns 56% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
4. Share-Based Compensation
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $393 for the three months ended March 31, 2008. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $47 for the three months ended March 31, 2008. The total income tax benefit recognized in the income statement for share-based compensation was $150 for the three months ended March 31, 2008.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at March 31, 2008, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	420,208	$18.47
Granted January 1, 2008	10,000	16.53
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2008	430,208	$18.42

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2008, there was $6,586 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 4.2 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of March 31, 2008, and changes for the three months then ended is presented below. All of the stock option forfeitures occurred in the current quarter.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2007	202,942	$18.44	9.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	19,114	18.47	—	—

Outstanding at March 31, 2008	183,828	$18.44	9.2	$—

Exercisable at March 31, 2008	—	$—	—	$—

As of March 31, 2008, there was $776 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock options plan. That expense is expected to be recognized over a weighted-average period of 4.2 years.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of March 31, 2008, the Company has not granted any stock appreciation rights.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Loans
Loans consist of the following:

	March 31,	December 31,
	2008	2007
Mortgage loans:
One-to four-family	$366,699	$332,780
Commercial	282,783	251,915
One-to four-family construction	—	—
Commercial construction	700	225
Home equity	84,611	85,064

	734,793	669,984

Automobile indirect loans	82,492	104,156
Automobile direct loans	89,112	98,817
Government-guaranteed student loans	5,158	5,422
Commercial — non-mortgage loans	12,241	12,278
Consumer lines of credit and unsecured loans	15,271	16,351
Other consumer loans, secured	6,927	7,204

Total gross loans	945,994	914,212

Deferred net loan origination (fees) costs	(162)	603
Allowance for loan losses	(6,549)	(6,165)

	$939,283	$908,650

Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
	2008	2007

Beginning balance	$6,165	$6,507
Provision for loan losses	1,132	992
Loans charged-off	(1,006)	(1,716)
Recoveries	258	478

Ending balance	$6,549	$6,261

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Fair Value
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$507,262	$—	$507,262	$—
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,285	$—	$3,285	$—
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $3.6 million, with a valuation allowance of $340, resulting in an additional provision for loan losses of $12.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
7. Recent Accounting Developments
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumption used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard was not material.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133 (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures for hedged items accounted for under SFAS 133, Accounting for Derivative and Hedging Activities. Currently the Company has no items that are required to be accounted for under SFAS 133.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Private Securities Litigation Reform Act Safe Harbor Statement
This report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Company. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Company’s real estate, commercial and other lending businesses; current and future capital management programs; non-interest income levels, including fees from banking services as well as product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For this presentation, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.
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
Overview
ViewPoint Financial Group (or the “Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 56% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.
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
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by automobiles and commercial business assets. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans, along with an increased focus on business banking. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees. Our primary sources of funds are deposits, FHLB borrowings, and payments on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, term certificate, and demand accounts.
At March 31, 2008, the Company had 41 locations consisting of four administrative offices, 28 full-service branches and nine loan production offices. A new branch in northeast Tarrant County is under construction and scheduled to open in the third quarter of 2008 with an estimated future commitment of $1.6 million. We are actively pursuing additional branch sites, with three sites under contract and two other sites under letter of intent. The agreements pertaining to these sites are not final, so consummation of these proposed transactions is not assured. The Dallas and Grapevine loan production offices — the leases for which expire in 2009 — are not currently staffed due to unsatisfactory production and may be permanently closed.
First Quarter Highlights
•	Basic and diluted earnings per share for the three months ended March 31, 2008, was $0.06 per share.

•	Total assets increased by 6.7% from December 31, 2007, to March 31, 2008.

•	Total deposits increased by 6.1% from December 31, 2007, to March 31, 2008.

•	Total net loans (including loans held for sale) increased by 4.2% from December 31, 2007, to March 31, 2008, which is the highest rate of growth since we began our strategy to transition our loan portfolio away from consumer loans and into residential and commercial real estate loans.

•	Earnings before income tax expense was $2.4 million for the quarter ended March 31, 2008, which is an increase of 36.7% from the quarter ended March 31, 2007.
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
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our emphasis on real estate and commercial business lending and decrease our emphasis on indirect automobile lending. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Deferred Income Taxes. After converting to a federally chartered savings bank, effective January 1, 2006, the Bank became a taxable organization. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since our transition to a federally chartered savings bank, the Bank has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. On January 1, 2006, a net deferred tax asset of $6.6 million was established as a result of timing differences for certain items, including depreciation of premises and equipment, bad debt deductions, and mortgage servicing rights. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and this review could result in a material adjustment to our financial statements.
Business Strategy
Our principle objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our board of directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Controlling operating expenses while continuing to provide quality personal service to our customers;

•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans;

•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross-selling our loan and deposit products and services to our customers;

•	Expanding our banking network with de novo branches, and by selectively acquiring branch offices and other financial institutions;

•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;

•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and

•	Maintaining a high level of asset quality.
Comparison of Financial Condition at March 31, 2008, and December 31, 2007
General. Total assets increased by $111.5 million, or 6.7%, to $1.77 billion at March 31, 2008, from $1.66 billion at December 31, 2007. The increase primarily resulted from growth of $82.4 million in securities held to maturity and $39.1 million in our net loan portfolio.
Loans. Our net loan portfolio, including loans held for sale, increased by $39.1 million, or 4.2%, from $921.8 million at December 31, 2007, to $960.9 million at March 31, 2008. This increase was due to growth in our one-to four-family and commercial real estate portfolios. We anticipate that these loan portfolios will continue to expand as we add more loans originated by our mortgage banking subsidiary, Community Financial Services, Inc. (“CFS”), and focus on growing our residential and commercial real estate loan portfolios.
While our loan portfolio had been declining as we implemented our strategy to transition from a focus on consumer lending to an increased emphasis on real estate and commercial loans, we are now experiencing growth in our loan portfolio as the rate of increase in our one- to four-family and commercial real estate loans is outpacing consumer loan paydowns. From December 31, 2005, to March 31, 2008, the consumer loan portfolio, including automobile loans, has declined by $408.4 million, or 67.2%.
Our real estate loan portfolio, including loans held for sale, increased $73.2 million, or 10.7%, from $683.2 million at December 31, 2007, to $756.4 million at March 31, 2008. We are currently seeing the most growth in our one-to four-family residential real estate loans, which increased by $42.3 million, or 12.2%, from December 31, 2007, to March 31, 2008. To date in 2008, we have added $36.3 million of residential real estate loans to our mortgage portfolio originated by CFS. CFS has originated an additional $59.3 million of loans which were sold to outside investors. The Asset/Liability Management Committee directs the Bank’s secondary marketing unit to evaluate in accordance with Bank guidelines whether to add CFS loans to our portfolio, sell with a servicing release premium or sell with servicing retained based on price, yield and duration. Our commercial real estate portfolio increased by $30.9 million, or 12.3%, from December 31, 2007, to March 31, 2008. The increase in our real estate portfolios was partially offset by a $33.0 million, or 14.2%, reduction in consumer loans.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.
Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The amount of loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as qualitative factors such as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a qualitative factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.
The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.
Net charge-offs have declined from $1.2 million for the three months ended March 31, 2007, to $748,000 for the three months ended March 31, 2008. Our asset quality remains strong as the Bank does not originate any subprime loans and the vast majority of our loan originations consist of full-documentation, standard “A” type products.
Our allowance for loan losses at March 31, 2008, was $6.5 million, or 0.68% of gross loans, compared to $6.2 million, or 0.66% of loans, at December 31, 2007. The $384,000 increase in our allowance for loan losses is primarily due to the $73.2 million growth in our residential and commercial real estate loans. The increase in allowance for loan loss coverage due to our growing real estate loan portfolio was partially offset by a decline of $31.4 million in our automobile loan portfolio. Nonperforming loans increased by $314,000, or 8.9%, from $3.5 million at December 31, 2007, to $3.8 million at March 31, 2008. Our nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings of consumer loans accounted for $209,000 of the increase in nonperforming loans, while nonaccrual loans increased by $105,000. At March 31, 2008, nonperforming loans consisted of 25.7% commercial real estate, 18.2% direct automobile, 21.2% indirect automobile, 9.2% other consumer, 1.9% home equity, 2.9% other commercial, and 20.9% residential real estate loans. The ratio of nonperforming loans to total loans was 0.40% at March 31, 2008, a two basis point increase from 0.38% at December 31, 2007.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$391	$2,729

Period-end loans with allocated allowance for loan losses	3,625	3,042

Total	$4,016	$5,771

Amount of the allowance for loan losses allocated to impaired loans at period end	$340	$328

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Average of individually impaired loans during the period	$4,284	$4,208
Nonperforming loans were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	2,207	2,102
Troubled debt restructurings	1,620	1,411

Total	$3,827	$3,513

Cash and Cash Equivalents. Cash and cash equivalents increased by $23.6 million, or 32.1%, from $73.5 million at December 31, 2007, to $97.1 million at March 31, 2008. This increase resulted from growth in our deposit and Federal Home Loan Bank advance balances and was partially offset by increases in our loan and securities portfolios.
Securities. The securities portfolio increased $46.8 million, or 8.3%, to $609.8 million at March 31, 2008, from $563.0 million at December 31, 2007. During the three months ended March 31, 2008, we purchased $85.3 million in 15-year agency mortgage-backed securities, which we designated as held to maturity. We also purchased $1.4 million of a pool of securities backed by the guaranteed portion of SBA loans. These purchases had a weighted average yield of 4.68% with a weighted average life of 4.3 years. The increase in the securities portfolio was partially offset by $37.9 million of securities that matured during the quarter ended March 31, 2008.
Deposits. Total deposits increased by $79.7 million, or 6.1%, to $1.38 billion at March 31, 2008, compared to $1.30 billion at December 31, 2007. Time deposits increased by $68.1 million, while savings and money market deposits increased by $10.7 million. We offer a variety of consumer and business deposit accounts to serve our customers’ diverse needs, ranging from free to interest-bearing checking accounts and savings and money market products with a wide range of minimum opening deposits and withdrawal options. We also use public funds as a source of deposit growth and plan to continue to develop this line of business.
Borrowings. Federal Home Loan Bank advances increased $31.2 million, or 24.3%, to $159.7 million at March 31, 2008, from $128.5 million at December 31, 2007. At March 31, 2008, the average balance of advances had a weighted average rate of 4.72%. The Company utilizes advances to leverage the balance sheet and as an asset/liability management tool by extending the duration of liabilities to more closely match the duration of assets. At March 31, 2008, the Company was eligible to borrow an additional $414.2 million.

Shareholders’ Equity. Total shareholders’ equity increased by $840,000, or 0.41%, to $204.6 million at March 31, 2008, from $203.8 million at December 31, 2007. The increase in shareholders’ equity was primarily due to net income of $1.5 million, which was partially offset by the payment of a $0.06 per share dividend to minority shareholders totaling $662,000 and a decrease in accumulated other comprehensive income of $837,000 resulting from a reduction in interest rates on securities available for sale during the period. The market value, net of tax, of our available for sale securities portfolio ended the period at $24,000 more than amortized cost.
Comparison of Results of Operation for the Three Months Ended March 31, 2008, and 2007
General. The Company recognized net income of $1.5 million for the three months ended March 31, 2008, compared to net income of $1.1 million for the three months ended March 31, 2007. Income before income tax expense for the three months ended March 31, 2008, was $2.4 million, an increase of $651,000, or 36.7%, from $1.8 million for the three months ended March 31, 2007.
The increase in net income resulted from a $2.2 million, or 11.2%, increase in interest income and a $2.4 million, or 39.8%, increase in noninterest income. These amounts were partially offset by a $1.3 million, or 14.9%, increase in interest expense, a $2.4 million, or 17.6%, increase in noninterest expense and a $140,000, or 14.1%, increase in provision for loan losses.
Net income for the quarter ended March 31, 2008, included a $1.1 million benefit related to the Visa, Inc. (“Visa”) initial public offering. A portion of the initial public offering proceeds were deposited in escrow for covered litigation according to the retrospective responsibility plan that Visa has with its member institutions. This portion deposited in escrow allowed the Company to reverse $350,000 of an outside litigation liability recorded in the fourth quarter of 2007 in connection with separate settlements between Visa and American Express, Discover and other interchange litigants. Also, Visa used initial public offering proceeds not used for the retrospective responsibility plan to redeem additional shares of its stock, for which the Company recognized a $771,000 gain in noninterest income. The Company recognized no similar Visa related gains in the quarter ended March 31, 2007. Excluding the tax-effected Visa benefit, net income for the quarter ended March 31, 2008, would have been $803,000, a decrease of $296,000, or 26.9%, over the quarter ended March 31, 2007, which primarily resulted from higher noninterest expense.
Interest Income. Interest income increased by $2.2 million, or 11.2%, to $22.1 million for the three months ended March 31, 2008, from $19.9 million for the three months ended March 31, 2007. Increased investment balances contributed to a $2.2 million increase in investment interest income while interest income on loans increased by $820,000. The weighted average yield earned on loans increased 31 basis points to 6.00% for the three months ended March 31, 2008, from 5.69% for the three months ended March 31, 2007. As consumer loans with lower rates have matured, the proceeds have been reinvested in higher yielding residential and commercial real estate loans. We anticipate this trend to continue as we emphasize one-to four- family, commercial real estate and business lending. This increase in interest income was partially offset by an $850,000 decline in interest earned on interest-bearing deposits at other financial institutions, as the average balance in these accounts decreased by $46.8 million for the quarter ended March 31, 2008, from the same period last year. Also, the yield earned on interest-bearing deposits at other financial institutions decreased 202 basis points from 5.27% at March 31, 2007, to 3.25% at March 31, 2008.
Interest Expense. Interest expense increased $1.3 million, or 14.9%, to $10.7 million for the three months ended March 31, 2008, from $9.4 million for the three months ended March 31, 2007. The increase in interest expense was primarily due to increases of $146.0 million and $81.8 million in the average outstanding balances of time deposits and Federal Home Loan Bank advances, respectively. However, the rate paid on time deposits decreased 27 basis points from the three months ended March 31, 2007. The increase in interest expense was partially offset by a decline in the volume of and rate paid on savings and money market accounts. Overall, the rate paid on average interest-bearing liabilities increased only four basis points, from 3.29% at March 31, 2007, to 3.33% at March 31, 2008.

Net Interest Income. Net interest income increased $828,000, or 7.8%, to $11.4 million for the three months ended March 31, 2008, from $10.6 million at March 31, 2007. The net interest spread for the three months ended March 31, 2008, decreased to 2.23%, a three basis point decline from 2.26% for the same three month period in 2007. There was an 11.0% increase in average total interest-earning assets to $1.59 billion from $1.43 billion for the same time period last year. The net interest margin declined eight basis points to 2.86% for the three months ended March 31, 2008, from 2.94% for the three months ended March 31, 2007. The yield on average interest-earning assets for the three month period ended March 31, 2008, increased to 5.56% from 5.55% during the same period in 2007 due to higher yields on loans and investment securities.
Average interest-bearing liabilities increased 13.6% to $1.29 billion for the three months ended March 31, 2008, from $1.14 billion for the same period last year. This increase resulted from increases in time account and Federal Home Loan Bank advance balances.
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
Based on management’s evaluation, provisions of $1.1 million and $992,000 were made during the three months ended March 31, 2008, and March 31, 2007, respectively. The $140,000 increase in the provision for loan losses was primarily due to the growth in our loan portfolio: our average loans receivable increased $5.7 million from $949.8 million at March 31, 2007, to $955.5 million at March 31, 2008. Asset quality remains strong with lower loan delinquencies and net charge-offs from this time period last year, and the Company plans to adhere to its thorough underwriting guidelines to maintain the quality of the loans held in portfolio.
Noninterest Income. Noninterest income increased $2.4 million, or 39.8%, to $8.4 million for the three months ended March 31, 2008, from $6.0 million for the three months ended March 31, 2007. The increase in noninterest income was due to an increase of $1.5 million in the net gain on sales of loans, resulting from $59.3 million of loans sold to outside investors by CFS. Additionally, in March 2008, the Company recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering. Also, in the quarter ended March 31, 2008, the Company recognized $279,000 of bank-owned life insurance income from a policy purchased in September 2007, with no corresponding income in the 2007 period.
Noninterest Expense. Noninterest expense increased $2.4 million, or 17.6%, to $16.2 million for the three months ended March 31, 2008, compared to $13.8 million for the three months ended March 31, 2007. The increase in noninterest expense was primarily due to higher salaries and benefits expense of $2.2 million, including $1.0 million in costs related to the operations of Bankers Financial Mortgage Group, Ltd., the assets of which were acquired by CFS in September 2007. Salaries and benefits expense also increased due to $440,000 in share-based compensation expense resulting from grants of awards under the 2007 Equity Incentive Plan approved in May 2007. Other noninterest expense increased due to higher lending expenses of $412,000 associated with the operations of CFS. The decrease in outside professional services expense reflects a $350,000 reversal of the Visa litigation liability recorded in the fourth quarter of 2007. A portion of the proceeds received from Visa’s initial public offering were deposited in escrow for covered litigation according to the retrospective responsibility plan that Visa has with its member institutions. This portion deposited in escrow allowed the Company to reverse the litigation liability that was recorded in connection with separate settlements by Visa with American Express, Discover, and other interchange litigants.
Income Tax Expense. In the three months ended March 31, 2008, we incurred income tax expense of $885,000 on our pre-tax income compared to income tax expense of $673,000 for the three months ended March 31, 2007. The increase in tax expense was due to increased pre-tax income as the effective tax declined from 38.0% for the three months ended March 31, 2007, to 36.5% for the three months ended March 31, 2008.

Analysis of Net Interest Income — Three Months Ended March 31, 2008, and 2007
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2008			2007
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$955,538	$14,325	6.00%	$949,830	$13,505	5.69%
Mortgage-backed securities	184,641	2,306	5.00	82,066	1,058	5.16
Collateralized mortgage obligations	349,326	4,332	4.96	276,072	3,765	5.46
Investment securities	49,950	727	5.82	29,997	304	4.05
FHLB stock	6,700	64	3.82	3,724	50	5.37
Interest-earning deposit accounts	46,474	378	3.25	93,265	1,228	5.27

Total interest-earning assets	1,592,629	22,132	5.56	1,434,954	19,910	5.55

Noninterest -earning assets	123,773			100,686

Total assets	$1,716,402			$1,535,640

Interest-bearing liabilities
Interest-bearing demand	86,854	124	0.57	95,509	58	0.24
Savings and money market	574,402	3,488	2.43	639,500	4,508	2.82
Time	488,973	5,490	4.49	343,019	4,085	4.76
Borrowings	139,331	1,645	4.72	57,544	702	4.88

Total interest-bearing liabilities	1,289,560	10,747	3.33	1,135,572	9,353	3.29

Noninterest- bearing liabilities	221,344			184,659

Total liabilities	1,510,904			1,320,231

Total capital	205,498			215,409

Total liabilities and capital	$1,716,402			$1,535,640

Net interest income		$11,385			$10,557

Net interest rate spread			2.23%			2.26%
Net earning assets	$303,069			$299,382

Net interest margin			2.86%			2.94%
Average interest-earning assets to average interest-bearing liabilities	123.50%			126.36%

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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable	$82	$738	$820
Mortgage-backed securities	1,282	(34)	1,248
Collateralized mortgage obligations	932	(365)	567
Investment securities	255	168	423
FHLB stock	31	(17)	14
Interest-earning deposit accounts	(482)	(368)	(850)

Total interest-earning assets	2,100	122	2,222

Interest-bearing liabilities
Interest-bearing demand	(6)	72	66
Savings and money market	(432)	(588)	(1,020)
Time	1,651	(246)	1,405
Borrowings	966	(23)	943

Total interest-bearing liabilities	2,179	(785)	1,394

Net interest income	$(79)	$907	$828

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Bank relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2008, the Bank had an additional borrowing capacity of $414.2 million with the Federal Home Loan Bank of Dallas. Additionally, the Bank has classified 83.2%, or $507.3 million, of its securities portfolio as available for sale, providing an additional source of liquidity.
Management believes that our securities portfolio is of high quality and the securities would therefore be marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.
It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.
During the three months ended March 31, 2008, cash and cash equivalents increased $23.6 million, or 32.1%, from $73.5 million at December 31, 2007, to $97.1 million at March 31, 2008. Cash inflows from financing activities of $110.2 million were greater than cash outflows from operating and investing activities of $4.2 million and $82.4 million, respectively, for the three months ended March 31, 2008. Primary sources of cash for the three months ended March 31, 2008, included an increase in deposits of $79.7 million, proceeds from sales of loans held for sale of $63.4 million and proceeds from Federal Home Loan Bank advances of $36.0 million. Primary uses of cash included purchases of held-to-maturity securities of $85.3 million and funding of loans originated for sale of $70.3 million.
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	March 31, 2008
			Four
			through
	Less than	One through	Five	After Five
	One Year	Three Years	Years	Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$25,123	$48,810	$62,185	$23,559	$159,677
Operating leases (premises)	1,028	1,663	1,035	129	3,855
New markets equity fund	640	—	—	—	640

Total borrowings and operating leases	$26,791	$50,473	$63,220	$23,688	164,172

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	26,514
Commitments to originate loans	—	—	—	—	82,465
Unused lines of credit	—	—	—	—	70,705

Total loan commitments	—	—	—	—	179,684

Total contractual obligations and loan commitments					$343,856

Capital Resources
Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at March 31, 2008, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the Office of Thrift Supervision. Based on capital levels at March 31, 2008, the Bank was considered to be well-capitalized.
At March 31, 2008, the Bank’s GAAP equity totaled $167.5 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The following table displays the Bank’s capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2008, and December 31, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2008:
Total capital (to risk weighted assets)	$169,887	15.98%	$85,053	8.00%	$106,316	10.00%
Tier 1 (core) capital (to risk weighted assets)	163,678	15.40	42,526	4.00	63,790	6.00
Tier 1 (core) capital (to adjusted total assets)	163,678	9.27	70,634	4.00	88,292	5.00

As of December 31, 2007:
Total capital (to risk weighted assets)	$167,002	16.36%	$81,649	8.00%	$102,061	10.00%
Tier 1 (core) capital (to risk weighted assets)	161,167	15.79	40,824	4.00	61,236	6.00
Tier 1 (core) capital (to adjusted total assets)	161,167	9.75	66,099	4.00	82,624	5.00

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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
The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances, reprice more rapidly or at different rates than its interest-earning assets, primarily loans and investment securities. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The board of directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
The purpose of the Asset/Liability Management Committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.
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
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest-earning assets and interest-bearing liabilities. The Bank manages earnings exposure by entering into appropriate term Federal Home Loan Bank advance agreements, through the balance sheet addition of adjustable rate loans and investment securities, and through the sale of certain fixed rate loans in the secondary market.
As part of its efforts to monitor and manage interest rate risk, the Bank uses the net portfolio value (“NPV”) methodology adopted by the Office of Thrift Supervision as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the board of directors review NPV measurements on a quarterly basis to determine whether the Bank’s interest rate exposure is within the limits established by the board of directors.
The Bank’s asset/liability management strategy dictates acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100, 200, and 300 basis points, the Bank’s policy dictates that the NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the tables below, the Bank is in compliance with this policy.
The tables presented below, as of March 31, 2008, and December 31, 2007, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

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
In response to the falling rate environment, we are reviewing our mix of fixed rate versus variable rate loans and investments. We are also reviewing the terms of our liabilities, primarily certificates of deposit and Federal Home Loan Bank borrowings. Opportunities for adding high grade adjustable rate assets and longer term funding are being sought before rates rise again, but being carefully considered along with opportunities for adding high grade fixed rate assets and shorter term funding before rates fall further. Taking advantage of current market opportunities, while maintaining a stable, acceptable interest rate risk profile in the up and down interest rate shock scenarios, is the goal for the short-term and long-term.

March 31, 2008
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	108,564	(56,223)	(34.12)	6.53
200	127,349	(37,438)	(22.72)	7.49
100	146,724	(18,063)	(10.96)	8.45
0	164,787	—	—	9.29
(100)	180,700	15,913	9.66	10.01
(200)	194,842	30,055	18.24	10.63
(300)	211,722	46,935	28.48	11.37

December 31, 2007
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	110,428	(48,605)	(30.56)	7.10
200	126,159	(32,874)	(20.67)	7.95
100	142,872	(16,161)	(10.16)	8.82
0	159,033	—	—	9.62
(100)	174,047	15,014	9.44	10.35
(200)	186,643	27,610	17.36	10.93
(300)	199,493	40,460	25.44	11.52
The Bank’s NPV was $164.8 million or 9.29% of the market value of portfolio assets as of March 31, 2008, an increase from the $159.0 million or 9.62% of the market value of portfolio assets as of December 31, 2007. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $37.4 million decrease in our NPV at March 31, 2008, an increase from $32.9 million at December 31, 2007, and would result in a 180 basis point decrease in our NPV ratio to 7.49% at March 31, 2008, as compared to a 167 basis point decrease to 7.95% at December 31, 2007. An immediate 200 basis point decrease in market interest rates would result in a $30.1 million increase in our NPV at March 31, 2008, an increase from $27.6 million at December 31, 2007, and would result in a 134 basis point increase in our NPV ratio to 10.63% at March 31, 2008, as compared to a 131 basis point increase in our NPV ratio to 10.93% at December 31, 2007.
The Bank’s NPV calculation increased $5.8 million for the quarter ended March 31, 2008, as portfolio market values for real estate loans and investments increased $47.8 million and $47.2 million, respectively. Our NPV ratios have decreased as a result of the marginal cost of funding new assets above weighted average cost of funds levels.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify excessive interest rate risk. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions and consumer preferences, we may place somewhat greater emphasis on increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can, during periods of changing or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.
In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.
For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk.
The board of directors and management believe that certain factors afford the Bank the ability to operate successfully despite its exposure to interest rate risk. The Bank manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by selling certain fixed rate residential mortgage loans, by borrowing from the Federal Home Loan Bank to manage any mismatch between the asset and liability portfolios, and by using the investment securities portfolio as an effective interest rate risk management tool.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART 2 — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.
Item 1.A. Risk Factors
No material changes to risk factors as previously disclosed in the Company’s 2007 Annual Report on Form 10-K have occurred.
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

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ViewPoint Financial Group
(Registrant)

Date: May 6, 2008	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2008	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications