Form 10-Q
period 2008-06-30
ViewPoint Financial Group
filed 2008-08-07
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157

Class	Shares Outstanding as of August 5, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$18,011	$25,427
Short-term interest-bearing deposits in other financial institutions	53,492	48,051

Total cash and cash equivalents	71,503	73,478
Securities available for sale	487,020	542,875
Securities held to maturity (fair value June 30, 2008 — $142,958, December 31, 2007 — $20,202)	145,361	20,091
Loans held for sale	23,179	13,172
Loans, net of allowance of $7,278-June 30, 2008, $6,165-December 31, 2007	1,027,237	908,650
Federal Home Loan Bank stock, at cost	8,810	6,241
Bank-owned life insurance	27,045	26,497
Mortgage servicing rights	1,501	1,648
Foreclosed assets, net	1,208	840
Premises and equipment, net	40,803	40,862
Membership capital account at corporate credit union	—	1,000
Goodwill	1,089	1,089
Accrued interest receivable	7,364	6,778
Other assets	17,155	14,983

Total assets	$1,859,275	$1,658,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$176,337	$185,149
Interest-bearing demand	86,905	76,948
Savings and money market	604,692	578,728
Time	539,152	456,768

Total deposits	1,407,086	1,297,593
Federal Home Loan Bank advances	189,311	128,451
Repurchase agreement	25,000	—
Other liabilities	36,769	28,366

Total liabilities	1,658,166	1,454,410

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — June 30, 2008; 26,208,958 shares issued — December 31, 2007	262	262
Additional paid-in capital	114,457	113,612
Retained earnings	116,344	114,801
Accumulated other comprehensive income (loss)	(3,489)	861
Unearned Employee Stock Ownership Plan (ESOP) shares; 765,926 shares — June 30, 2008; 812,346 shares — December 31, 2007	(7,712)	(8,176)
Treasury stock, at cost; 1,080,257 shares — June 30, 2008; 1,000,455 shares — December 31, 2007	(18,753)	(17,566)

Total shareholders’ equity	201,109	203,794

Total liabilities and shareholders’ equity	$1,859,275	$1,658,204

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$15,281	$13,751	$29,606	$27,255
Taxable securities	7,384	6,214	14,749	11,342
Nontaxable securities	10	—	10	—
Interest-bearing deposits in other financial institutions	413	759	791	1,987
Federal Home Loan Bank stock	117	48	181	98

	23,205	20,772	45,337	40,682

Interest expense
Deposits	8,888	9,306	17,990	17,957
Federal Home Loan Bank advances	1,796	822	3,441	1,523
Repurchase agreement	92	—	92	—

	10,776	10,128	21,523	19,480

Net interest income	12,429	10,644	23,814	21,202
Provision for loan losses	1,506	590	2,637	1,582

Net interest income after provision for loan losses	10,923	10,054	21,177	19,620

Noninterest income
Service charges and fees	5,134	5,591	9,884	10,992
Brokerage fees	104	148	220	292
Net gain on sales of loans	2,314	61	4,168	72
Loan servicing fees	69	72	127	147
Bank-owned life insurance income	269	—	548	—
Gain on redemption of Visa, Inc. shares	—	—	771	—
Other	308	353	519	714

	8,198	6,225	16,237	12,217

Noninterest expense
Salaries and employee benefits	10,373	7,371	20,240	14,997
Advertising	806	691	1,370	1,133
Occupancy and equipment	1,309	1,271	2,622	2,632
Outside professional services	825	1,098	1,354	2,023
Data processing	1,012	1,021	2,071	1,982
Office operations	1,464	1,544	3,009	3,079
Deposit processing charges	251	306	510	592
Other	809	948	1,542	1,598

	16,849	14,250	32,718	28,036

Income before income tax expense	2,272	2,029	4,696	3,801
Income tax expense	833	714	1,719	1,387

Net income	$1,439	$1,315	$2,977	$2,414

Earnings per share:
Basic	$0.06	$0.05	$0.12	$0.09

Diluted	$0.06	$0.05	$0.12	$0.09

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,439	$1,315	$2,977	$2,414

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	(5,376)	(5,036)	(6,657)	(3,615)
Tax effect	1,863	1,746	2,307	1,253

Other comprehensive income (loss), net of tax	(3,513)	(3,290)	(4,350)	(2,362)

Comprehensive income (loss)	$(2,074)	$(1,975)	$(1,373)	$52

See accompanying notes to unaudited consolidated financial statement.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the six months ended June 30, 2007	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	$258	$111,844	$(9,104)	$111,849	$(69)	$—	$214,778
ESOP shares earned, 46,420 shares	—	335	440	—	—	—	775
Treasury stock purchased at cost, 246,227 shares	—	—	—	—	—	(4,516)	(4,516)
Share- based compensation expense	—	200	—	—	—	—	200
Restricted stock granted, 420,208 shares	4	(4)	—	—	—	—	—
Dividends declared ($0.10 per share)	—	—	—	(1,160)	—	—	(1,160)
Comprehensive income:
Net income	—	—	—	2,414	—	—	2,414
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(2,362)	—	(2,362)

Total comprehensive income							52

Balance at June 30, 2007	$262	$112,375	$(8,664)	$113,103	$(2,431)	$(4,516)	$210,129

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the six months ended June 30, 2008	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 46,420 shares	—	267	464	—	—	—	731
Treasury stock purchased at cost, 89,802 shares	—	—	—	—	—	(1,357)	(1,357)
Share- based compensation expense	—	748	—	—	—	—	748
Restricted stock granted, 10,000 shares	—	(170)	—	—	—	170	—
Dividends declared ($0.13 per share)	—	—	—	(1,434)	—	—	(1,434)
Comprehensive income:
Net income	—	—	—	2,977	—	—	2,977
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(4,350)	—	(4,350)

Total comprehensive income							(1,373)

Balance at June 30, 2008	$262	$114,457	$(7,712)	$116,344	$(3,489)	$(18,753)	$201,109

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,977	$2,414
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,637	1,582
Depreciation and amortization	2,158	2,232
Premium amortization and accretion of securities, net	(428)	(418)
ESOP compensation expense	731	775
Share-based compensation expense	748	200
Loss on new markets equity fund	35	101
Amortization of mortgage servicing rights	152	156
Net (gain) loss on loans held for sale	(4,168)	(72)
Loans originated for sale	(138,413)	(10,710)
Proceeds from sale of loans held for sale	132,574	11,639
FHLB stock dividends	(117)	(98)
Increase in bank-owned life insurance	(548)	—
Gain on disposition of property and equipment	2	—
Net loss (gain) on sales of other real estate owned	52	(7)
Net change in deferred loan costs	915	1,814
Net change in accrued interest receivable	(586)	(622)
Net change in other assets	(299)	474
Net change in other liabilities	8,858	4,711

Net cash from operating activities	7,280	14,171

Cash flows from investing activities
Contribution to new markets equity fund	—	(640)
Available-for-sale securities:
Maturities, prepayments and calls	64,655	50,243
Purchases	(15,075)	(217,568)
Held-to-maturity securities:
Maturities, prepayments and calls	9,275	3,387
Purchases	(134,499)	—
Proceeds from member capital account	1,000	—
Loans purchased	(3,376)	(44,737)
Net change in loans	(119,565)	87,113
Purchase of FHLB stock	(2,452)	(610)
Purchases of premises and equipment	(2,115)	(1,268)
Proceeds from sale of fixed assets	14	—
Proceeds on sale of other real estate owned	321	467

Net cash from investing activities	(201,817)	(123,613)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from financing activities
Net change in deposits	109,493	60,604
Proceeds from Federal Home Loan Bank advances	72,000	20,187
Repayments on Federal Home Loan Bank advances	(11,140)	(5,244)
Proceeds from repurchase agreement	25,000	—
Treasury stock purchased	(1,357)	(4,516)
Payment of dividends	(1,434)	(1,160)

Net cash from financing activities	192,562	69,871

Net change in cash and cash equivalents	(1,975)	(39,571)

Beginning cash and cash equivalents	73,478	155,855

Ending cash and cash equivalents	$71,503	$116,284

Supplemental cash flow information:
Interest paid	$21,608	$19,269
Income taxes paid	$1,917	$1,523

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$896	$736
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s 2007 Annual Report on Form 10-K.
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
As of June 30, 2008, ViewPoint MHC (the “MHC”) was the majority (56%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unearned restricted stock awards. The dilutive effect of the unexercised stock options and unearned restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and six month periods ended June 30, 2008, and June 30, 2007, follows.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic
Net income	$1,439	$1,315	$2,977	$2,414

Weighted average common shares outstanding	25,211,327	25,897,586	25,214,915	25,843,469

Less: Average unallocated ESOP shares	781,144	873,984	792,749	885,523
Average unvested restricted stock awards	393,264	184,707	411,736	92,864

Average shares	24,036,919	24,838,895	24,010,430	24,865,082

Basic earnings per common share	$0.06	$0.05	$0.12	$0.09

Diluted
Net income	$1,439	$1,315	$2,977	$2,414

Weighted average common shares outstanding for basic earnings per common share	24,036,919	24,838,895	24,010,430	24,865,082

Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—	—

Average shares and dilutive potential common shares	24,036,919	24,838,895	24,010,430	24,865,082

Diluted earnings per common share	$0.06	$0.05	$0.12	$0.09

Stock options for 256,811 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and six months ended June 30, 2008, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 346,161 shares of unearned restricted stock awards at June 30, 2008, that were anti-dilutive.
Stock options for 235,318 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and six months ended June 30, 2007, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 420,208 shares of unearned restricted stock awards at June 30, 2007, that were anti-dilutive.
3. Dividends
On January 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend was payable on February 19, 2008, to shareholders of record as of February 5, 2008. On April 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share. The dividend was payable on May 20, 2008, to shareholders of record as of May 6, 2008. ViewPoint MHC, which owns 56% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $390 and $783 for the three and six months ended June 30, 2008, respectively. The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan for the three months ended June 30, 2008, was $59, which was offset by a compensation expense adjustment of $62 to true up the Company’s forfeiture rate estimates for stock options granted from May 2007 to May 2008.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
This adjustment resulted in a net credit of $3 for the three months ended June 30, 2008. For the six months ended June 30, 2008, compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $44. The total income tax benefit recognized in the income statement for share-based compensation was $132 and $281 for the three and six months ended June 30, 2008, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $170 for both the three and six months ended June 30, 2007. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $30 for the three and six months ended June 30, 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $68 for the three and six months ended June 30, 2007, respectively.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at June 30, 2008, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	420,208	$18.47
Granted January 1, 2008	10,000	16.53
Vested	84,047	18.47
Forfeited	—	—

Non-vested at June 30, 2008	346,161	$18.41

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of June 30, 2008, there was $6,192 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.9 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of June 30, 2008, and changes for the six months then ended is presented below. All of the stock option forfeitures occurred in the current year.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2007	202,942	$18.44	9.4	$—
Granted	78,250	16.32	10	—
Exercised	—	—	—	—
Forfeited	24,381	18.38	—	—

Outstanding at June 30, 2008	256,811	$17.80	9.2	$—

Exercisable at June 30, 2008	14,999	$18.47	8.9	$—

Of the 78,250 stock options granted during the six months ended June 30, 2008, 76,250 of the grants have graded performance-based vesting conditions, meaning that in order for each annual tranche of the stock option award to vest, the Company must achieve a specific financial goal before the optionee can earn that portion of the award. At June 30, 2008, the Company believes that it is probable that the performance-based vesting conditions will be met for the 2008 tranche.
The weighted-average fair value of each stock option awarded during the period was estimated to be $4.62 on the date of grant. As of June 30, 2008, there was $739 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock options portion of the Equity Incentive Plan.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
That expense is expected to be recognized over a weighted-average period of 3.5 years. The fair value is derived by using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.32 to 3.45%
Expected term of stock options (years)	7.50
Expected stock price volatility	25.84 to 26.20%
Expected dividends	1.84 to 1.86%
The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since October 3, 2006, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2008, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of June 30, 2008, the Company has not granted any stock appreciation rights.
5. Loans
Loans consist of the following:

	June 30,	December 31,
	2008	2007
Mortgage loans:
One-to four-family	$429,185	$332,780
Commercial real estate	327,600	251,915
One-to four-family construction	—	—
Commercial construction	800	225
Home equity	89,871	85,064

Total mortgage loans	847,456	669,984

Automobile indirect loans	64,435	104,156
Automobile direct loans	81,465	98,817
Government-guaranteed student loans	5,378	5,422
Business non-mortgage loans	14,590	12,278
Consumer lines of credit and unsecured loans	14,964	16,351
Other consumer loans, secured	6,539	7,204

Total non-mortgage loans	187,371	244,228

Gross loans	1,034,827	914,212

Deferred net loan origination (fees) costs	(312)	603
Allowance for loan losses	(7,278)	(6,165)

Net loans	$1,027,237	$908,650

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$6,549	$6,261	$6,165	$6,507

Provision for loan losses	1,506	590	2,637	1,582
Loans charged-off	(952)	(1,122)	(1,957)	(2,838)
Recoveries	175	437	433	915

Ending balance	$7,278	$6,166	$7,278	$6,166

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$487,020	$—	$487,020	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,649	$—	$2,649	$—
Impaired loans, which are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans, had a carrying value of $2,944, with a valuation allowance of $295, resulting in an additional provision for loan losses of $257 that is included in the amount reported on the income statement.
7. Repurchase Agreement
Securities sold under agreements to repurchase are financing agreements that mature within 10 years. The arrangement outstanding as of June 30, 2008 was entered into on April 7, 2008. The securities sold under agreements to repurchase had an average balance of $29.8 million and $30.2 million and an average interest rate of 3.51% and 3.77% during the three and six month periods ended June 30, 2008, respectively. The maximum month-end balance during the three and six month periods ended June 30, 2008 was $30.6 million. At maturity, the securities underlying the agreement are returned to the Company. There were $29.5 million and $0 of securities sold under agreements to repurchase outstanding as of June 30, 2008 and December 31, 2007, respectively. The fair value of these securities was $29.0 million as of June 30, 2008. The Bank retains the right to substitute securities under the terms of the agreements.
8. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). Segment information is not given for the three and six months ended June 30, 2007, because the data was immaterial. Information reported internally for performance assessment for the three and six months ended June 20, 2008, follows:

	Three Months Ended
	June 30, 2008
			Eliminations
		Mortgage	and	Total
	Banking	Banking	Adjustments	Segments
Net interest income	$12,512	$205	$(288)	$12,429
Other revenue	5,905	—	(21)	5,884
Net gain on sales of loans	3	3,645	(1,334)	2,314
Noncash items:
Depreciation	1,040	36	—	1,076
Provision for loan loss	1,506	—	—	1,506
Income tax expense	603	231	(1)	833
Segment profit	1,442	398	(401)	1,439
Segment assets	1,856,231	26,868	(23,824)	1,859,275

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30, 2008
			Eliminations
		Mortgage	and	Total
	Banking	Banking	Adjustments[1]	Segments
Net interest income	$23,930	$311	$(427)	$23,814
Other revenue	12,105	—	(36)	12,069
Net gain on sales of loans	38	6,109	(1,979)	4,168
Noncash items:
Depreciation	2,093	65	—	2,158
Provision for loan loss	2,637	—	—	2,637
Income tax expense	1,337	371	11	1,719
Segment profit	2,956	648	(627)	2,977
Segment assets	1,856,231	26,868	(23,824)	1,859,275

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group
9. Recent Accounting Developments
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
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
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
In June 2008, the FASB Emerging Issues Task Force finalized Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This issue addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This issue is effective for fiscal years beginning after December 31, 2008. The Company is currently analyzing the impact of adoption of this issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
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
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by commercial business assets and automobiles. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans, along with an increased focus on business banking. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, term certificate, and demand accounts.
At June 30, 2008, the Company had 43 locations consisting of four administrative offices, 28 full-service branches and 11 loan production offices. A new branch in northeast Tarrant County is under construction and scheduled to open in the third quarter of 2008 with an estimated future commitment of $647,000. We have signed leases for two additional sites and expect these branches to open in the fourth quarter of 2008. We also have four potential branch sites under contract; the agreements pertaining to these four sites are not final, so consummation of these proposed transactions is not assured. The Dallas and Grapevine loan production offices — the leases for which expire in 2009 — have been closed due to unsatisfactory performance.
Second Quarter Highlights
•	Total assets increased by 12.1% from December 31, 2007, to June 30, 2008.

•	Total deposits increased by 8.4% from December 31, 2007, to June 30, 2008.

•	Total net loans (including loans held for sale) increased by 13.9% from December 31, 2007, to June 30, 2008.

•	Net income for the six months ended June 30, 2008, increased by 23.3% to $3.0 million from the six months ended June 30, 2007.

•	Basic and diluted earnings per share for the three months ended June 30, 2008, was $0.06 per share.

•	Basic and diluted earnings per share for the six months ended June 30, 2008, was $0.12 per share.
Critical Accounting Policies
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and other-than-temporary impairments in our securities portfolio.
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are susceptible to change in the near term, as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase residential and commercial real estate loan originations and have discontinued our indirect automobile lending program. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses are primarily related to recent events in the mortgage market more so than to current levels of interest rates or changes in credit quality. Additionally, we have the ability to hold these securities until they recover their fair value, which may be at maturity; therefore we did not consider these securities to be other-than-temporarily impaired at June 30, 2008, or December 31, 2007.
Business Strategy
Our principle objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Controlling operating expenses while continuing to provide quality personal service to our customers;

•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans;

•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross-selling our loan and deposit products and services to our customers;

•	Expanding our banking network with de novo branches, and potentially by selectively acquiring branch offices and other financial institutions;

•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;

•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and

•	Maintaining a high level of asset quality.
Comparison of Financial Condition at June 30, 2008, and December 31, 2007
General. Total assets increased by $201.1 million, or 12.1%, to $1.86 billion at June 30, 2008, from $1.66 billion at December 31, 2007. The increase primarily resulted from growth of $128.6 million in our net loan portfolio and $125.3 million in securities held to maturity. The growth in loans and securities held to maturity was partially offset by a decline of $55.9 million in securities available for sale due to normal maturities and paydowns.
Loans. Our net loan portfolio, including loans held for sale, increased by $128.6 million, or 13.9%, from $921.8 million at December 31, 2007, to $1.05 billion at June 30, 2008. This increase was primarily due to escalated loan production in our residential and commercial real estate portfolios. Through our mortgage banking division, Bankers Financial Mortgage Group (operated through our wholly-owned subsidiary, Community Financial Services, Inc.), we have originated $246.3 million in one-to four-family mortgage loans during 2008, of which $129.7 million has been sold or committed for sale to outside investors, and $116.6 million has been retained in our loan portfolio. As a result, our one-to four-family mortgage loan portfolio, including loans held for sale, has grown to $452.4 million at June 30, 2008, an increase of $106.4 million, or 30.8%, from December 31, 2007. Also, we have experienced significant growth in our commercial real estate loans, as this portfolio has increased $76.3 million from $252.1 million at December 31, 2007, to $328.4 million at June 30, 2008.
The increase in net loans was partially offset by a reduction in consumer loans, which decreased by $59.2 million, or 25.5%, from December 31, 2007. This decline has been an ongoing element of our previously announced strategy to transition our loan portfolio away from consumer loans, especially indirect automobile loans, into one- to four-family and commercial real estate loans and business loans. We discontinued our indirect automobile lending program in 2007, and as a result, our indirect automobile loan portfolio has declined by $39.8 million, or 38.1%, from $104.2 million at December 31, 2007, to $64.4 million at June 30, 2008. Direct automobile loans have also declined by $17.3 million, or 17.6%, from $98.8 million at December 31, 2007, to $81.5 million at June 30, 2008.

Bankers Financial Mortgage Group. At June 30, 2008, Bankers Financial Mortgage Group had total assets of $26.9 million, which primarily consisted of $23.2 million in one- to four- family mortgage loans held for sale. During 2008, Bankers Financial Mortgage Group originated $246.3 million in one-to four-family mortgage loans, of which $129.7 million were sold or committed for sale to outside investors, and $116.6 million were retained in the Bank portfolio. Bankers Financial Mortgage Group’s net income for the six months ended June 30, 2008, was $648,000, which primarily consisted of gains on sales of mortgage loans and was partially offset by salary and other operating expenses. Acquired by the Company in September 2007, Bankers Financial Mortgage Group operates ten loan production offices in North Texas and has 94 employees.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.
Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the probable incurred losses in the loan portfolio. The amount of probable loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as qualitative factors such as industry and economic indicators, to establish loss allocations on our commercial business, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a qualitative factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonality and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.
The allowance for loan losses on individually analyzed loans includes commercial business loans, one-to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.
Net charge-offs have declined from $1.9 million for the six months ended June 30, 2007, to $1.5 million for the six months ended June 30, 2008. Our asset quality remains solid. We do not originate any subprime loans and the vast majority of our residential real estate loans are full-documentation, standard “A” type products. The loans that we originate are subject to stringent underwriting guidelines and are carefully evaluated before being placed in our portfolio. In 2008, the loans originated by Bankers Financial Mortgage Group and retained in our portfolio had an average loan-to-value ratio of 73.88% and an average credit score of 748.
Our allowance for loan losses at June 30, 2008, was $7.3 million, or 0.69% of gross loans, compared to $6.2 million, or 0.66% of loans, at December 31, 2007. The $1.1 million increase in our allowance for loan losses was primarily due to the $182.7 million growth in our residential and commercial real estate loan portfolios. The increase in allowance for loan loss coverage due to our growing real estate loan portfolio was partially offset by a decline of $57.1 million in our automobile loan portfolio. Nonperforming loans decreased by $56,000, or 1.6%, from December 31, 2007, to $3.5 million at June 30, 2008. Our nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which consist entirely of consumer loans, decreased by $117,000 from December 31, 2007, while nonaccrual loans increased by $61,000. The ratio of nonperforming loans to total loans was 0.33% at June 30, 2008, down five basis points from 0.38% at December 31, 2007.

Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$602	$2,729

Period-end loans with allocated allowance for loan losses	2,944	3,042

Total	$3,546	$5,771

Amount of the allowance for loan losses allocated to impaired loans at period end	$295	$328

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average of individually impaired loans during the period	$3,670	$4,043	$3,977	$4,126
Nonperforming loans were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	2,163	2,102
Troubled debt restructurings	1,294	1,411

Total	$3,457	$3,513

At June 30, 2008, nonperforming loans consisted of the following loan types:

Mortgage loans:
One-to four- family	$715	20.68%
Commercial real estate	980	28.35
Home equity	136	3.93

Total mortgage loans	1,831	52.96

Automobile indirect loans	653	18.89
Automobile direct loans	579	16.75
Business non-mortgage loans	89	2.58
Consumer lines of credit and unsecured loans	304	8.79
Other consumer loans, secured	1	0.03

Total non-mortgage loans	1,626	47.04

Total nonperforming loans	$3,457	100.00%

Securities. The securities portfolio increased by $69.4 million, or 12.3%, to $632.4 million at June 30, 2008, from $563.0 million at December 31, 2007. During the six months ended June 30, 2008, we purchased $149.6 million in securities, including $116.6 million of 15-year agency mortgage-backed securities, which we designated as held to maturity. We also purchased $15.9 million in agency collateralized mortgage obligations, a $5.0 million agency bond, $3.0 million in municipal bonds and $9.1 million in pools of securities backed by the guaranteed portion of SBA loans. These purchases had a weighted average yield of 4.66% with a weighted average life of 4.2 years. The increase in the securities portfolio was partially offset by maturities and paydowns totaling $73.9 million during the six months ended June 30, 2008.

A summary of our securities portfolio follows:

	June 30, 2008				December 31, 2007
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. Government and federal agency	$26,002	$247	$—	$26,249	$35,006	$189	$(43)	$35,152
Agency mortgage-backed securities	117,684	1,100	(45)	118,739	137,678	1,195	—	138,873
Agency collateralized mortgage obligations	318,180	3,212	(2,422)	318,970	347,376	2,956	(1,098)	349,234
SBA Pools	9,009	—	(88)	8,921	—	—	—	—
Collateralized debt obligations	21,484	—	(7,343)	14,141	21,496	—	(1,880)	19,616

Total available for sale	492,359	4,559	(9,898)	487,020	541,556	4,340	(3,021)	542,875

Held to maturity:
U.S. Government and federal agency	5,000	—	(9)	4,991	—	—	—	—
Agency mortgage-backed securities	123,745	5	(2,249)	121,501	14,403	116	—	14,519
Agency collateralized mortgage obligations	13,649	—	(72)	13,577	5,688	—	(5)	5,683
Municipal bonds	2,967	—	(78)	2,889	—	—	—	—

Total held to maturity	145,361	5	(2,408)	142,958	20,091	116	(5)	20,202

Total securities	$637,720	$4,564	$(12,306)	$629,978	$561,647	$4,456	$(3,026)	$563,077

Deposits. Total deposits increased by $109.5 million, or 8.4%, to $1.41 billion at June 30, 2008, compared to $1.30 billion at December 31, 2007. Time deposits increased by $82.4 million, while savings and money market deposits increased by $26.0 million. Interest-bearing demand accounts have increased by $10.0 million as a result of the introduction of new interest-bearing checking products, while non-interest-bearing demand accounts decreased by $8.8 million. We offer a variety of consumer and business deposit accounts to serve our customers’ diverse needs, ranging from free to interest-bearing checking accounts and savings and money market products with a wide range of minimum opening deposits and withdrawal options. We also use public funds as a source of deposit growth and plan to continue to develop this line of business. At June 30, 2008, we had $299.0 million of public funds included in time deposits, compared to $200.2 million at December 31, 2007.
Borrowings. Federal Home Loan Bank advances increased $60.8 million, or 47.4%, to $189.3 million at June 30, 2008, from $128.5 million at December 31, 2007. The Company utilizes advances to leverage the balance sheet and as an asset/liability management tool by extending the duration of liabilities to more closely match the duration of assets. At June 30, 2008, the Company was eligible to borrow an additional $395.8 million. In April 2008, the Company entered into a ten-year term structured repurchase callable agreement for $25 million to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap. At June 30, 2008, the average balance of borrowings had a weighted average rate of 4.24%.
Shareholders’ Equity. Total shareholders’ equity decreased by $2.7 million, or 1.3%, to $201.1 million at June 30, 2008, from $203.8 million at December 31, 2007. The decrease in shareholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $4.4 million, which was partially offset by net income of $3.0 million. The decrease in accumulated other comprehensive income was primarily caused by an unrealized market value loss in collateralized debt obligations held in our securities portfolio. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. The unrealized losses in these collateralized debt obligations are primarily related to recent events in the mortgage market more so than to current levels of interest rates or changes in credit quality. These events have lowered investor demand, which has resulted in lower prices, causing these securities to have unrealized losses. We have not recognized any impairment charges related to our securities portfolio. During the six months ended June 30, 2008, we repurchased 89,802 shares of our common stock, resulting in a $1.4 million increase in treasury stock. Shareholders’ equity was further reduced by dividend payments of $0.06 per share in the first quarter of 2008 and $0.07 per share in the second quarter of 2008 to minority shareholders totaling $1.4 million.
Comparison of Results of Operations for the Three Months Ended June 30, 2008, and 2007
General. The Company recognized net income of $1.4 million for the three months ended June 30, 2008, compared to net income of $1.3 million for the three months ended June 30, 2007. The increase in net income resulted from a $2.4 million, or 11.7%, increase in interest income and a $2.0 million, or 31.7%, increase in noninterest income. These amounts were partially offset by a $2.5 million, or 18.2%, increase in noninterest expense, a $916,000, or 155.3%, increase in provision for loan losses and a $648,000, or 6.4%, increase in interest expense.
Net income for the quarter ended June 30, 2008, included a $96,000 benefit related to the Visa, Inc. (“Visa”) initial public offering. A portion of the initial public offering proceeds were deposited in escrow for covered litigation according to the retrospective responsibility plan that Visa has with its member institutions. In the first quarter of 2008, this deposit allowed the Company to reverse $350,000 of an outside litigation liability recorded in the fourth quarter of 2007 in connection with separate settlements between Visa and American Express, Discover and other interchange litigants. In the quarter ended June 30, 2008, the Company reversed the remaining $96,000 in the outside litigation liability, bringing the liability balance to zero. The Company recognized no similar Visa-related gains in the quarter ended June 30, 2007. Excluding the tax-effected Visa benefit, net income for the quarter ended June 30, 2008, would have been $1.4 million, an increase of $61,000, or 4.6%, over the quarter ended June 30, 2007.
Interest Income. Interest income increased by $2.4 million, or 11.7%, to $23.2 million for the quarter ended June 30, 2008, from $20.8 million for the quarter ended June 30, 2007. Interest income on loans increased by $1.5 million, or 11.1%, as the average balance of loans outstanding grew by $96.4 million to $1.03 billion for the three months ended June 30, 2008, compared to $935.7 million for the same period last year. The yield earned on loans increased four basis points to 5.92% for the quarter ended June 30, 2008, from 5.88% for the same period last year. An increase of $142.6 million in the average balance of our investment portfolio contributed to a $1.2 million increase in investment interest income.

This increase in interest income was partially offset by a $346,000 decline in interest earned on interest-bearing deposits at other financial institutions, as the yield earned on these deposits decreased 311 basis points to 2.24% for the quarter ended June 30, 2008, from 5.35% for the same period last year. The Federal Open Market Committee has reduced its target for the federal funds rate by 325 basis points from June 30, 2007, to June 30, 2008, which has driven the decrease in the yield earned on interest-bearing deposits at other financial institutions.
Interest Expense. Interest expense increased by $648,000, or 6.4%, to $10.8 million for the quarter ended June 30, 2008, from $10.1 million for the quarter ended June 30, 2007. The increase in interest expense was partially due to an increase of $127.5 million in the average outstanding balance of Federal Home Loan Bank advances and other borrowings, which we use to leverage our balance sheet and to extend the duration of our liabilities to more closely match our assets. We also experienced increased interest expense due to a $156.0 million increase in the average balance of time accounts.
These increases were partially offset by a decrease in the interest paid on savings and money market accounts, as the average balance of these accounts declined by $43.0 million, or 6.8%, to $593.2 million for the three months ended June 30, 2008, from $636.2 million for the three months ended June 30, 2007. The rate paid on savings and money market accounts also declined 56 basis points from 2.87% for the three months ended June 30, 2007, to 2.31% for the three months ended June 30, 2008. In addition, the rates paid on time deposits and borrowings declined from 4.88% and 4.97%, respectively, for the three months ended June 30, 2007, to 3.95% and 3.90%, respectively, for the three months ended June 30, 2008. Overall, the rate paid on average interest-bearing liabilities decreased 41 basis points, from 3.45% for the quarter ended June 30, 2007, to 3.04% for the quarter ended June 30, 2008.
Net Interest Income. Net interest income increased by $1.8 million, or 16.8%, to $12.4 million for the quarter ended June 30, 2008, from $10.6 million for the quarter ended June 30, 2007. The net interest rate spread increased 14 basis points to 2.28% for the quarter ended June 30, 2008, from 2.14% for the same period last year. The net interest margin decreased two basis points to 2.85% for the three months ended June 30, 2008, from 2.87% for the three months ended June 30, 2007.
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
Based on management’s evaluation, provisions of $1.5 million and $590,000 were made during the three months ended June 30, 2008, and June 30, 2007, respectively. The $916,000 increase in the provision for loan losses was primarily due to the growth in our loan portfolio: our average loans receivable for the three months ended June 30, 2008, increased $96.4 million, or 10.3%, from $935.7 million at June 30, 2007, to $1.03 billion at June 30, 2008.
Noninterest Income. Noninterest income increased by $2.0 million, or 31.7%, to $8.2 million for the quarter ended June 30, 2008, from $6.2 million for the quarter ended June 30, 2007. The increase in noninterest income was due to an increase of $2.3 million in our net gain on sales of loans, resulting from $66.0 million of loans sold to outside investors by Bankers Financial Mortgage Group. Also, in the quarter ended June 30, 2008, we recognized $269,000 of bank-owned life insurance income from a policy purchased in September 2007, with no corresponding income in the second quarter of 2007. The increase in noninterest income was partially offset by a $457,000 decline in fee income primarily due to decreased non-sufficient funds fees.
Noninterest Expense. Noninterest expense increased by $2.5 million, or 18.2%, to $16.8 million for the quarter ended June 30, 2008, from $14.3 million for the quarter ended June 30, 2007. The increase in noninterest expense was primarily due to higher salaries and benefits expense of $3.0 million, including the salary and benefit costs from the operations of Bankers Financial Mortgage Group acquired in September 2007.

We also added experienced staff to our retail banking and commercial lending teams and had higher share-based compensation expense of $187,000. The increase in noninterest expense was partially offset by lower outside professional services expense of $273,000 due to the reversal of $96,000 of the VISA litigation liability recorded in the fourth quarter of 2007 and decreased management and consulting fees.
Income Tax Expense. In the three months ended June 30, 2008, we incurred income tax expense of $833,000 on our pre-tax income compared to income tax expense of $714,000 for the three months ended June 30, 2007. The effective tax rate increased from 35.2% for the three months ended June 30, 2007, to 36.7% for the three months ended June 30, 2008.
Analysis of Net Interest Income — Three Months Ended June 30, 2008, and 2007
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Three Months Ended June 30,
	2008			2007
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,032,089	$15,281	5.92%	$935,678	$13,751	5.88%
Agency mortgage-backed securities	239,333	2,891	4.83	136,726	1,689	4.94
Agency collateralized mortgage obligations	334,701	3,854	4.61	313,735	4,255	5.42
Investment securities and collateralized debt obligations	57,498	649	4.51	38,468	270	2.81
FHLB stock	8,077	117	5.79	4,128	48	4.65
Interest-earning deposit accounts	73,679	413	2.24	56,770	759	5.35

Total interest-earning assets	1,745,377	23,205	5.32	1,485,505	20,772	5.59

Noninterest -earning assets	107,230			105,712

Total assets	$1,852,607			$1,591,217

Interest-bearing liabilities:
Interest-bearing demand	93,453	161	0.69	89,288	89	0.40
Savings and money market	593,203	3,429	2.31	636,191	4,565	2.87
Time	537,025	5,298	3.95	381,068	4,652	4.88
Borrowings	193,643	1,888	3.90	66,147	822	4.97

Total interest-bearing liabilities	1,417,324	10,776	3.04	1,172,694	10,128	3.45

Noninterest- bearing liabilities	231,175			203,151

Total liabilities	1,648,499			1,375,845

Total capital	204,108			215,372

Total liabilities and capital	$1,852,607			$1,591,217

Net interest income		$12,429			$10,644

Net interest rate spread			2.28%			2.14%
Net earning assets	$328,053			$312,811

Net interest margin			2.85%			2.87%
Average interest-earning assets to average interest-bearing liabilities	123.15%			126.67%

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

	Three Months Ended June 30,
	2008 versus 2007
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)

Interest-earning assets:
Loans receivable	$1,427	$103	$1,530
Agency mortgage-backed securities	1,240	(38)	1,202
Agency collateralized mortgage obligations	271	(672)	(401)
Investment securities and collateralized debt obligations	170	209	379
FHLB stock	55	14	69
Interest-earning deposit accounts	182	(528)	(346)

Total interest-earning assets	3,345	(912)	2,433

Interest-bearing liabilities:
Interest-bearing demand	4	68	72
Savings and money market	(293)	(843)	(1,136)
Time	1,655	(1,009)	646
Borrowings	1,277	(211)	1,066

Total interest-bearing liabilities	2,643	(1,995)	648

Net interest income	$702	$1,083	$1,785

Comparison of Results of Operations for the Six Months Ended June 30, 2008, and 2007
General. The Company recognized net income of $3.0 million for the six months ended June 30, 2008, compared to net income of $2.4 million for the six months ended June 30, 2007. The increase in net income resulted from a $4.6 million, or 11.4%, increase in interest income and a $4.0 million, or 32.9%, increase in noninterest income. These amounts were partially offset by a $2.0 million, or 10.5%, increase in interest expense, a $4.7 million, or 16.7%, increase in noninterest expense and a $1.0 million, or 66.7%, increase in provision for loan losses.
Net income for the six months ended June 30, 2008, included a $1.2 million benefit related to the Visa initial public offering. A portion of the initial public offering proceeds were deposited in escrow for covered litigation according to the retrospective responsibility plan that Visa has with its member institutions. This deposit allowed the Company to reverse the entire amount, $446,000, of an outside litigation liability recorded in the fourth quarter of 2007 in connection with separate settlements between Visa and American Express, Discover and other interchange litigants. Also, Visa used initial public offering proceeds not used for the retrospective responsibility plan to redeem additional shares of its stock, for which the Company recognized a $771,000 gain in noninterest income. The Company recognized no similar Visa related gains in the six months ended June 30, 2007. Excluding the tax-effected Visa benefit, net income for the six months ended June 30, 2008, would have been $2.2 million, a decrease of $235,000, or 9.7%, over the six months ended June 30, 2007.
Interest Income. Interest income increased by $4.6 million, or 11.4%, to $45.3 million for the six months ended June 30, 2008, from $40.7 million for the six months ended June 30, 2007. Investment interest income increased by $3.4 million due to increases in the average balances of agency mortgage-backed securities, agency collateralized mortgage obligations and other investment securities. Also, interest earned on loans increased by $2.4 million, as the average balance of loans outstanding increased $51.0 million to $993.8 million for the six months ended June 30, 2008, compared to $942.8 million for the same period last year. The yield earned on loans increased by 18 basis points, to 5.96% for the six months ended June 30, 2008, from 5.78% for the same period last year. This increase in interest income was partially offset by a decrease of $1.2 million in interest earned on interest-bearing deposits at other financial institutions, as the yield earned on these deposits decreased 267 basis points to 2.63% for the six months ended June 30, 2008, from 5.30% for the same period last year. The Federal Open Market Committee has reduced its target for the federal funds rate by 325 basis points from June 30, 2007, to June 30, 2008 which has driven the decrease in the yield earned on interest-bearing deposits at other financial institutions.
Interest Expense. Interest expense increased by $2.0 million, or 10.5%, to $21.5 million for the six months ended June 30, 2008, from $19.5 million for the six months ended June 30, 2007. The increase in interest expense was primarily due to increases of $151.0 and $104.6 million in the average outstanding balances of time deposits and borrowings, respectively.
The increase in interest expense was partially offset by a $2.2 million decrease in the interest paid on savings and money market accounts, due to a $54.0 million decline in the average balance from the six months ended June 30, 2007, and a decline in rate of 47 basis points. In addition, the rates paid on time deposits and borrowings declined from 4.83% and 4.93%, respectively, for the six months ended June 30, 2007, to 4.21% and 4.24% for the six months ended June 30, 2008. Overall, the rate paid on average interest-bearing liabilities decreased 20 basis points, from 3.38% for the six months ended June 30, 2007, to 3.18% for the six months ended June 30, 2008.
Net Interest Income. Net interest income increased by $2.6 million, or 12.3%, to $23.8 million for the six months ended June 30, 2008, from $21.2 million for the six months ended June 30, 2007. The net interest rate spread increased six basis points to 2.25% for the six months ended June 30, 2008, from 2.19% for the same period last year. The net interest margin decreased five basis points to 2.85% for the six months ended June 30, 2008, from 2.90% for the six months ended June 30, 2007.
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
Based on management’s evaluation, provisions of $2.6 million and $1.6 million were made during the six months ended June 30, 2008, and June 30, 2007, respectively. The $1.0 million increase in the provision for loan losses was primarily due to the growth in our loan portfolio: our average loans receivable for the six months ended June 30, 2008, increased $51.0 million, or 5.4%, from $942.8 million at June 30, 2007, to $993.8 billion at June 30, 2008.
Noninterest Income. Noninterest income increased by $4.0 million, or 32.9%, to $16.2 million for the six months ended June 30, 2008, from $12.2 million for the six months ended June 30, 2007. The increase in noninterest income was due to an increase of $4.1 million in our net gain on sales of loans, resulting from $125.4 million of loans sold to outside investors by Bankers Financial Mortgage Group. Additionally, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering. During the six months ended June 30, 2008, we also recognized $548,000 of bank-owned life insurance income from a policy purchased in September 2007, with no corresponding income in 2007. The increase in noninterest income was partially offset by a $1.1 million decline in fee income primarily due to decreased non-sufficient funds fees and lower savings account service charges.
Noninterest Expense. Noninterest expense increased by $4.7 million, or 16.7%, to $32.7 million for the six months ended June 30, 2008, from $28.0 million for the six months ended June 30, 2007. The increase in noninterest expense was primarily due to higher salaries and benefits expense of $5.2 million, including salary and benefit costs from the operations of Bankers Financial Mortgage Group. We added experienced staff to our retail banking and commercial lending teams and had higher share-based compensation expense of $627,000. The increase in share-based compensation expense was attributable to having six months of expense in 2008, compared to approximately two months of expense in 2007, as the Equity Incentive Plan was adopted in May 2007. The increase in noninterest expense was partially offset by lower outside professional services expense of $669,000 due to the reversal of $446,000 of the VISA litigation liability recorded in the fourth quarter of 2007 and decreased management and consulting fees.
Income Tax Expense. In the six months ended June 30, 2008, we incurred income tax expense of $1.7 million on our pre-tax income compared to income tax expense of $1.4 million for the six months ended June 30, 2007. The effective tax rate increased from 36.5% for the six months ended June 30, 2007, to 36.6% for the six months ended June 30, 2008.
Analysis of Net Interest Income — Six Months Ended June 30, 2008, and 2007
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Six Months Ended June 30,
	2008			2007
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$993,814	$29,606	5.96%	$942,754	$27,255	5.78%
Agency mortgage-backed securities	211,987	5,197	4.90	109,397	2,747	5.02
Agency collateralized mortgage obligations	342,013	8,186	4.79	294,903	8,020	5.44
Investment securities and collateralized debt obligations	55,235	1,376	4.98	35,833	575	3.21
FHLB stock	7,389	181	4.90	3,926	98	4.99
Interest-earning deposit accounts	60,076	791	2.63	75,017	1,987	5.30

Total interest-earning assets	1,670,514	45,337	5.43	1,461,830	40,682	5.57

Noninterest -earning assets	109,138			101,599

Total assets	$1,779,652			$1,563,429

Interest-bearing liabilities:
Interest-bearing demand	90,154	285	0.63	92,398	147	0.32
Savings and money market	583,802	6,917	2.37	637,846	9,073	2.84
Time	512,999	10,788	4.21	362,043	8,737	4.83
Borrowings	166,487	3,533	4.24	61,846	1,523	4.93

Total interest-bearing liabilities	1,353,442	21,523	3.18	1,154,133	19,480	3.38

Noninterest- bearing liabilities	221,407			193,905

Total liabilities	1,574,849			1,348,038

Total capital	204,803			215,391

Total liabilities and capital	$1,779,652			$1,563,429

Net interest income		$23,814			$21,202

Net interest rate spread			2.25%			2.19%
Net earning assets	$317,072			$307,697

Net interest margin			2.85%			2.90%
Average interest-earning assets to average interest-bearing liabilities	123.43%			129.66%

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

	Six Months Ended June 30,
	2008 versus 2007
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)

Interest-earning assets:
Loans receivable	$1,505	$846	$2,351
Agency mortgage-backed securities	2,517	(67)	2,450
Agency collateralized mortgage obligations	1,193	(1,027)	166
Investment securities and collateralized debt obligations	396	405	801
FHLB stock	85	(2)	83
Interest-earning deposit accounts	(339)	(857)	(1,196)

Total interest-earning assets	5,357	(702)	4,655

Interest-bearing liabilities:
Interest-bearing demand	(4)	142	138
Savings and money market	(726)	(1,430)	(2,156)
Time	3,285	(1,234)	2,051
Borrowings	2,247	(237)	2,010

Total interest-bearing liabilities	4,802	(2,759)	2,043

Net interest income	$555	$2,057	$2,612

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2008, the Bank had an additional borrowing capacity of $395.8 million with the Federal Home Loan Bank of Dallas. In April 2008, the Company entered into a ten-year term structured repurchase callable agreement for $25 million, which also increased liquidity. Additionally, the Bank has classified 77.0%, or $487.0 million, of its securities portfolio as available for sale, providing an additional source of liquidity.
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
It is management’s policy to manage deposit rates so they are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.
During the six months ended June 30, 2008, cash and cash equivalents decreased $2.0 million, or 2.7%, from $73.5 million at December 31, 2007, to $71.5 million at June 30, 2008. Cash outflows from investing activities of $201.8 million were greater than cash inflows from financing activities and operating activities of $192.5 million and $7.3 million, respectively, for the six months ended June 30, 2008. Primary sources of cash for the six months ended June 30, 2008, included an increase in deposits of $109.5 million, proceeds from sales of loans held for sale of $132.6 million and proceeds from Federal Home Loan Bank advances of $72.0 million. Primary uses of cash included funding of loans originated for sale of $138.4 million, purchases of held-to-maturity securities of $134.5 million and a net change in loans of $120.0 million.
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

	June 30, 2008
			Four
			through
	Less than	One through	Five	After Five
	One Year	Three Years	Years	Years	Total
		(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$31,670	$62,252	$75,354	$20,035	$189,311
Operating leases (premises)	1,017	1,450	942	74	3,483
New markets equity fund	640	—	—	—	640

Total borrowings and operating leases	$33,327	$63,702	$76,296	$20,109	193,434

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	32,331
Commitments to originate loans	—	—	—	—	85,811
Unused lines of credit	—	—	—	—	71,885

Total loan commitments	—	—	—	—	190,027

Total contractual obligations and loan commitments					$383,461

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at June 30, 2008, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the Office of Thrift Supervision. Based on capital levels at June 30, 2008, the Bank was considered to be well-capitalized.
At June 30, 2008, the Bank’s GAAP equity totaled $165.8 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The following table displays the Bank’s capital position relative to its Office of Thrift Supervision capital requirements at June 30, 2008, and December 31, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

The Company’s equity totaled $201.1 million, or 10.8% of total assets, at June 30, 2008. ViewPoint Financial Group is not subject to any specific capital requirements; however, the Office of Thrift Supervision expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the Bank if it does not meet capital requirements.

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2008:
Total capital (to risk weighted assets)	$172,660	15.16%	$91,102	8.00%	$113,877	10.00%
Tier 1 (core) capital (to risk weighted assets)	165,677	14.55	45,551	4.00	68,326	6.00
Tier 1 (core) capital (to adjusted total assets)	165,677	8.90	74,441	4.00	93,051	5.00

As of December 31, 2007:
Total capital (to risk weighted assets)	$167,002	16.36%	$81,649	8.00%	$102,061	10.00%
Tier 1 (core) capital (to risk weighted assets)	161,167	15.79	40,824	4.00	61,236	6.00
Tier 1 (core) capital (to adjusted total assets)	161,167	9.75	66,099	4.00	82,624	5.00
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
The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and Federal Home Loan Bank advances and other borrowings, reprice more rapidly or at different rates than its interest-earning assets, primarily loans and investment securities. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
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
The committee generally meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. Senior managers oversee the process on a daily basis.
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest-earning assets and interest-bearing liabilities. The Bank manages earnings exposure by entering into appropriate term Federal Home Loan Bank advance agreements, through the addition of adjustable rate loans and investment securities, and through the sale of certain fixed rate loans in the secondary market.
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
The tables presented below, as of June 30, 2008, and December 31, 2007, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

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
In response to the changes in our NPV ratios over the past six months, which are discussed below, we are implementing a tactical plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets will be purchased. These assets will reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings will be added. These borrowings will be of a term so as to lengthen the duration of liabilities sufficiently to impact NPV calculations. Such borrowings will also reduce our sensitivity to upward interest rate shocks. These strategies will be implemented as opportunities arise to mitigate interest rate risk without sacrificing earnings requirements.

June 30, 2008
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	104,648	(65,830)	(38.61)	6.01
200	126,149	(44,329)	(26.00)	7.09
100	148,666	(21,812)	(12.79)	8.16
0	170,478	—	—	9.16
(100)	190,375	19,897	11.67	10.03
(200)	207,068	36,590	21.46	10.74
(300)	225,172	54,694	32.08	11.49

December 31, 2007
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	110,428	(48,605)	(30.56)	7.10
200	126,159	(32,874)	(20.67)	7.95
100	142,872	(16,161)	(10.16)	8.82
0	159,033	—	—	9.62
(100)	174,047	15,014	9.44	10.35
(200)	186,643	27,610	17.36	10.93
(300)	199,493	40,460	25.44	11.52
The Bank’s NPV was $170.5 million or 9.16% of the market value of portfolio assets as of June 30, 2008, an $11.5 million increase from the $159.0 million or 9.62% of the market value of portfolio assets as of December 31, 2007. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $44.3 million decrease in our NPV at June 30, 2008, an increase from $32.9 million at December 31, 2007, and would result in a 207 basis point decrease in our NPV ratio to 7.09% at June 30, 2008, as compared to a 167 basis point decrease to 7.95% at December 31, 2007. An immediate 200 basis point decrease in market interest rates would result in a $36.6 million increase in our NPV at June 30, 2008, an increase from $27.6 million at December 31, 2007, and would result in a 158 basis point increase in our NPV ratio to 10.74% at June 30, 2008, as compared to a 131 basis point increase in our NPV ratio to 10.93% at December 31, 2007.
The Bank’s NPV calculation increased $11.5 million for the six months ended June 30, 2008, as portfolio values for real estate loans and investments increased $59.8 million and $71.9 million, respectively. Our NPV ratios have decreased as a result of the pace of asset growth exceeding the pace of equity growth. The growth in real estate loans has increased the duration of assets, as compared to liabilities, and increased the sensitivity ratio, which is the change in the NPV ratio from the Base scenario to +200 basis points.

In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions and consumer preferences, we may place somewhat greater emphasis on increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach.
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
The Board of Directors and management believe that certain factors afford the Bank the ability to successfully mitigate its exposure to interest rate risk. The Bank manages its interest rate risk by originating and retaining adjustable rate loans in its portfolio, by selling certain fixed rate residential mortgage loans, by borrowing from the Federal Home Loan Bank to manage any mismatch between the asset and liability portfolios, and by using the investment securities portfolio as an effective interest rate risk management tool.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1.A. Risk Factors
If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values could adversely affect the value of property used as collateral for our mortgage loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our Securities Portfolio May be Negatively Impacted by Fluctuations in Market Value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1, 2008 through April 30, 2008	—	$—	—	550,000
May 1, 2008 through May 31, 2008	—	—	—	550,000
June 1, 2008 through June 30, 2008	89,802	15.20	89,802	460,198

Total	89,802	$15.20	89,802	460,198

On March 17, 2008, the Company announced its intention to repurchase up to 550,000 shares of its common stock in the open market, at prevailing market prices, over a period beginning on April 28, 2008, continuing until the earlier of the completion of the repurchase or December 31, 2008, depending upon market conditions.

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

11	Statement regarding computation of per share earnings (See Note 2 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q).

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group (Registrant)
Date: August 5, 2008	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2008	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:
31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications