Form 10-Q
period 2008-09-30
ViewPoint Financial Group
filed 2008-11-06
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157
Class	Shares Outstanding as of November 4, 2008

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$19,129	$25,427
Short-term interest-bearing deposits in other financial institutions	15,569	48,051

Total cash and cash equivalents	34,698	73,478
Securities available for sale	463,031	542,875
Securities held to maturity (fair value September 30, 2008 — $153,872, December 31, 2007 — $20,202)	153,997	20,091
Loans held for sale	22,606	13,172
Loans, net of allowance of $8,514-September 30, 2008, $6,165-December 31, 2007	1,199,105	908,650
Federal Home Loan Bank stock, at cost	17,441	6,241
Bank-owned life insurance	27,346	26,497
Mortgage servicing rights	1,450	1,648
Foreclosed assets, net	654	840
Premises and equipment, net	43,694	40,862
Membership capital account at corporate credit union	—	1,000
Goodwill	1,089	1,089
Accrued interest receivable	8,307	6,778
Other assets	15,925	14,983

Total assets	$1,989,343	$1,658,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$169,868	$190,163
Interest-bearing demand	91,242	71,934
Savings and money market	615,240	578,728
Time	479,645	456,768

Total deposits	1,355,995	1,297,593
Federal Home Loan Bank advances	370,095	128,451
Repurchase agreement	25,000	—
Accrued interest payable	1,304	982
Other liabilities	37,420	27,384

Total liabilities	1,789,814	1,454,410
Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — September 30, 2008; 26,208,958 shares issued — December 31, 2007	262	262
Additional paid-in capital	115,065	113,612
Retained earnings	116,713	114,801
Accumulated other comprehensive income (loss)	(3,323)	861
Unearned Employee Stock Ownership Plan (ESOP) shares; 742,716 shares — September 30, 2008; 812,346 shares — December 31, 2007	(7,480)	(8,176)
Treasury stock, at cost; 1,279,801 shares — September 30, 2008; 1,000,455 shares — December 31, 2007	(21,708)	(17,566)

Total shareholders’ equity	199,529	203,794

Total liabilities and shareholders’ equity	$1,989,343	$1,658,204

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$17,602	$13,727	$47,208	$40,983
Taxable securities	7,551	6,894	22,300	18,235
Nontaxable securities	50	—	60	—
Interest-bearing deposits in other financial institutions	176	1,117	967	3,104
Federal Home Loan Bank stock	44	54	225	152

	25,423	21,792	70,760	62,474

Interest expense
Deposits	8,647	9,631	26,637	27,588
Federal Home Loan Bank advances	2,900	1,047	6,341	2,570
Repurchase agreement	104	—	196	—

	11,651	10,678	33,174	30,158

Net interest income	13,772	11,114	37,586	32,316
Provision for loan losses	1,867	601	4,504	2,183

Net interest income after provision for loan losses	11,905	10,513	33,082	30,133

Noninterest income
Service charges and fees	5,034	5,363	14,919	16,355
Brokerage fees	144	151	364	442
Net gain on sales of loans	2,352	340	6,519	413
Loan servicing fees	69	80	196	228
Bank-owned life insurance income	301	100	849	100
Gain on redemption of Visa, Inc. shares	—	—	771	—
Other	81	202	600	915

	7,981	6,236	24,218	18,453

Noninterest expense
Salaries and employee benefits	11,366	7,861	31,606	22,857
Advertising	529	639	1,900	1,773
Occupancy and equipment	1,491	1,326	4,113	3,959
Outside professional services	1,149	769	2,504	2,792
Data processing	1,040	1,051	3,110	3,033
Office operations	1,488	1,517	4,496	4,595
Deposit processing charges	245	282	754	874
Lending and collection	344	283	942	664
Other	493	429	1,438	1,646

	18,145	14,157	50,863	42,193

Income before income tax expense	1,741	2,592	6,437	6,393
Income tax expense	512	991	2,231	2,378

Net income	$1,229	$1,601	$4,206	$4,015

Earnings per share:
Basic	$0.06	$0.07	$0.18	$0.16

Diluted	$0.06	$0.07	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,229	$1,601	$4,206	$4,015

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	254	3,453	(6,404)	(161)
Tax effect	(88)	(1,196)	2,220	56

Other comprehensive income (loss), net of tax	166	2,257	(4,184)	(105)

Comprehensive income	$1,395	$3,858	$22	$3,910

See accompanying notes to unaudited consolidated financial statement.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the nine months ended September 30, 2007	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	$258	$111,844	$(9,104)	$111,849	$(69)	$—	$214,778
ESOP shares earned, 69,630 shares	—	508	696	—	—	—	1,204
Treasury stock purchased at cost, 420,208 shares	—	—	—	—	—	(7,203)	(7,203)
Share- based compensation expense	—	646	—	—	—	—	646
Restricted stock granted, 420,208 shares	4	(4)	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	(1,743)	—	—	(1,743)
Comprehensive income:
Net income	—	—	—	4,015	—	—	4,015
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(105)	—	(105)

Total comprehensive income							3,910

Balance at September 30, 2007	$262	$112,994	$(8,408)	$114,121	$(174)	$(7,203)	$211,592

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the nine months ended September 30, 2008	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 69,630 shares	—	410	696	—	—	—	1,106
Treasury stock purchased at cost, 289,346 shares	—	—	—	—	—	(4,312)	(4,312)
Share- based compensation expense	—	1,213	—	—	—	—	1,213
Restricted stock granted, 10,000 shares	—	(170)	—	—	—	170	—
Dividends declared ($0.21 per share)	—	—	—	(2,294)	—	—	(2,294)
Comprehensive income:
Net income	—	—	—	4,206	—	—	4,206
Change in net unrealized gains (losses) on securities available for sale	—	—	—	—	(4,184)	—	(4,184)

Total comprehensive income							22

Balance at September 30, 2008	$262	$115,065	$(7,480)	$116,713	$(3,323)	$(21,708)	$199,529

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$4,206	$4,015
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	4,504	2,183
Depreciation and amortization	3,230	3,337
Premium amortization and accretion of securities, net	(613)	(670)
ESOP compensation expense	1,106	1,204
Share-based compensation expense	1,213	646
Loss (gain) on new markets equity fund	(91)	101
Amortization of mortgage servicing rights	214	221
Net (gain) loss on loans held for sale	(6,519)	(413)
Loans originated for sale	(205,447)	(33,787)
Proceeds from sale of loans held for sale	202,532	28,133
FHLB stock dividends	(158)	(152)
Increase in bank-owned life insurance	(849)	(100)
Loss (gain) on disposition of property and equipment	(11)	31
Net loss (gain) on sales of other real estate owned	109	(7)
Net change in deferred loan fees	1,901	2,418
Net change in accrued interest receivable	(1,529)	(906)
Net change in other assets	1,494	(943)
Net change in other liabilities	10,998	7,280

Net cash from operating activities	16,290	12,591

Cash flows from investing activities
Contribution to new markets equity fund	(640)	(1,600)
Available-for-sale securities:
Maturities, prepayments and calls	89,041	76,827
Purchases	(15,075)	(234,011)
Held-to-maturity securities:
Maturities, prepayments and calls	14,768	4,484
Purchases	(148,587)	—
Proceeds from member capital account	1,000	—
Loans purchased	(11,775)	(45,443)
Net change in loans	(285,981)	111,101
Purchase of assets of Bankers Financial Mortgage Group, Ltd.	—	(1,234)
Purchase of bank-owned life insurance	—	(26,037)
Purchase of FHLB stock	(11,042)	(1,278)
Purchases of premises and equipment	(6,079)	(2,436)
Proceeds from sale of fixed assets	28	150
Proceeds on sale of other real estate owned	832	467

Net cash from investing activities	(373,510)	(119,010)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from financing activities
Net change in deposits	58,402	49,746
Proceeds from Federal Home Loan Bank advances	261,000	54,507
Repayments on Federal Home Loan Bank advances	(19,356)	(8,283)
Proceeds from repurchase agreement	25,000	—
Treasury stock purchased	(4,312)	(7,203)
Payment of dividends	(2,294)	(1,743)

Net cash from financing activities	318,440	87,024

Net change in cash and cash equivalents	(38,780)	(19,395)

Beginning cash and cash equivalents	73,478	155,855

Ending cash and cash equivalents	$34,698	$136,460

Supplemental cash flow information:
Interest paid	$32,852	$29,907
Income taxes paid	$1,917	$2,547

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$896	$736
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
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”), formerly named Community Financial Services, Inc. and operated under the name “Bankers Financial Mortgage Group.” All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
As of September 30, 2008, ViewPoint MHC (the “MHC”) was the majority (57%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unearned restricted stock awards. The dilutive effect of the unexercised stock options and unearned restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine month periods ended September 30, 2008, and September 30, 2007, follows:

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic
Net income	$1,229	$1,601	$4,206	$4,015

Weighted average common shares outstanding	24,958,368	25,855,920	25,128,775	25,851,852

Less: Average unallocated ESOP shares	758,021	850,861	781,089	873,842
Average unvested restricted stock awards	346,161	420,208	389,718	203,177

Average shares	23,854,186	24,584,851	23,957,968	24,774,833

Basic earnings per common share	$0.06	$0.07	$0.18	$0.16

Diluted
Net income	$1,229	$1,601	$4,206	$4,015

Weighted average common shares outstanding for basic earnings per common share	23,854,186	24,584,851	23,957,968	24,774,833

Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—	—

Average shares and dilutive potential common shares	23,854,186	24,584,851	23,957,968	24,774,833

Diluted earnings per common share	$0.06	$0.07	$0.18	$0.16

Stock options for 252,901 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2008, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 346,161 shares of unearned restricted stock awards at September 30, 2008, that were anti-dilutive.
Stock options for 218,387 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2007, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive. There were also 420,208 shares of unearned restricted stock awards at September 30, 2007, that were anti-dilutive.
3. Dividends
On January 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend was payable on February 19, 2008, to shareholders of record as of February 5, 2008. On April 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share. The dividend was payable on May 20, 2008, to shareholders of record as of May 6, 2008. On July 22, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share. The dividend was payable on August 19, 2008, to shareholders of record as of August 5, 2008. ViewPoint MHC, which owns 57% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $400 and $1,182 for the three and nine months ended September 30, 2008, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $65 and $109 for the three and nine months ended September 30, 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $158 and $439 for the three and nine months ended September 30, 2008, respectively.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $389 and $559 for the three and nine months ended September 30, 2007, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $57 and $87 for the three and nine months ended September 30, 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $152 and $220 for the three and nine months ended September 30, 2007, respectively.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at September 30, 2008, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	420,208	$18.47
Granted January 1, 2008	10,000	16.53
Vested	84,047	18.47
Forfeited	—	—

Non-vested at September 30, 2008	346,161	$18.41

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of September 30, 2008, there was $5,792 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.7 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of September 30, 2008, and changes for the nine months then ended is presented below. All of the stock option forfeitures occurred in the current year.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2007	202,942	$18.44	9.4	$—
Granted	78,250	16.32	10	92
Exercised	—	—	—	—
Forfeited	28,291	18.26	—	3

Outstanding at September 30, 2008	252,901	$17.81	8.9	$89

Exercisable at September 30, 2008	14,999	$18.47	8.3	$—

Of the 78,250 stock options granted during the nine months ended September 30, 2008, 76,250 of the options have graded performance-based vesting conditions, meaning that in order for each annual tranche of the stock option award to vest, the Company must achieve a specific financial goal before the optionee can earn that portion of the award. At September 30, 2008, the Company believes that the performance-based vesting conditions will be met for the 2008 tranche.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The weighted-average fair value of each stock option awarded during the period was estimated to be $4.62 on the date of grant. As of September 30, 2008, there was $660 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.4 years. The fair value is derived by using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.32 to 3.45%
Expected term of stock options (years)	7.50
Expected stock price volatility	25.84 to 26.20%
Expected dividends	1.84 to 1.86%
The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock options is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the options before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since October 3, 2006, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At September 30, 2008, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of September 30, 2008, the Company has not granted any stock appreciation rights.
5. Loans
Loans consist of the following:

	September 30,	December 31,
	2008	2007
Mortgage loans:
One-to four-family	$479,635	$332,780
Commercial real estate	400,464	251,915
Commercial construction	—	225
Home equity	96,626	85,064

Total mortgage loans	976,725	669,984

Automobile indirect loans	49,775	104,156
Automobile direct loans	76,525	98,817
Government-guaranteed student loans	6,688	5,422
Business non-mortgage loans	18,649	12,278
Warehouse lines of credit	58,588	—
Consumer lines of credit and unsecured loans	14,917	16,351
Other consumer loans, secured	7,050	7,204

Total non-mortgage loans	232,192	244,228

Gross loans	1,208,917	914,212

Deferred net loan origination (fees) costs	(1,298)	603
Allowance for loan losses	(8,514)	(6,165)

Net loans	$1,199,105	$908,650

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$7,278	$6,166	$6,165	$6,507

Provision for loan losses	1,867	601	4,504	2,183
Loans charged-off	(802)	(1,031)	(2,759)	(3,869)
Recoveries	171	294	604	1,209

Ending balance	$8,514	$6,030	$8,514	$6,030

6. Fair Value
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best available data, some of which is internally developed and reflects a reporting entity’s own assumptions, and considers risk premiums that market participants would generally require.
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
The Level 3 investments consisted of Trust Preferred Securities which are issued by financial institutions and insurance companies. Previously priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive.
The Company has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$463,031	$—	$448,313	$14,718
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Securities available
for sale
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized)
Included in earnings	—
Interest income on loans	—
Interest income on securities	—
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers into Level 3	14,718

Ending balance, September 30, 2008	$14,718
No changes in unrealized gains or losses were recorded through earnings for the three and nine month periods ended September 30, 2008.
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,708	$—	$2,708	$—
Impaired loans, which are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans, had an outstanding balance of $3,194, with a valuation allowance of $486, resulting in an additional provision for loan losses of $444 that is included in the amount reported on the income statement.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
7. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25 million to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap. The securities sold under agreements to repurchase had an average balance of $30.7 million and $31.7 million and an average interest rate of 3.43% and 3.63% during the three and nine month periods ended September 30, 2008, respectively. The maximum month-end balance during the nine month period ended September 30, 2008 was $31.7 million. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $29.4 million at September 30, 2008. The Company retains the right to substitute securities under the terms of the agreements.
8. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). Segment information is not given for the three and nine months ended September 30, 2007, because the data is immaterial. Information reported internally for performance assessment for the three and nine months ended September 20, 2008, follows:

	Three Months Ended
	September 30, 2008
			Eliminations
		Mortgage	and	Total
	Banking	Banking	Adjustments[1]	Segments
Net interest income	$13,447	$180	$145	$13,772
Other revenue	5,649	—	(20)	5,629
Net gain on sales of loans	23	3,555	(1,226)	2,352
Noncash items:
Depreciation	1,022	50	—	1,072
Provision for loan loss	1,867	—	—	1,867
Income tax expense	493	4	15	512
Segment profit	1,200	(34)	63	1,229
Segment assets	1,989,890	25,839	(26,386)	1,989,343

	Nine Months Ended
	September 30, 2008
			Eliminations
		Mortgage	and	Total
	Banking	Banking	Adjustments[1]	Segments
Net interest income	$37,377	$491	$(282)	$37,586
Other revenue	17,754	—	(55)	17,699
Net gain on sales of loans	61	9,663	(3,205)	6,519
Noncash items:
Depreciation	3,115	115	—	3,230
Provision for loan loss	4,504	—	—	4,504
Income tax expense	1,831	374	26	2,231
Segment profit	4,156	614	(564)	4,206
Segment assets	1,989,890	25,839	(26,386)	1,989,343

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
9. Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1.0% of total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3.0% of total Risk-Weighted Assets or $25.0 billion. The perpetual preferred stock investment will have a dividend rate of 5.0% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9.0%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15.0% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.
10. Recent Accounting Developments
In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The SEC and the FASB staff jointly issued a press release on September 30, 2008, that addresses similar Statement 157 application issues. That press release provides financial statement users, preparers and auditors with additional guidance useful in dealing with those issues. The guidance included in this FSP is consistent with and amplifies the guidance contained in that press release. This FSP was effective upon issuance (October 10, 2008), including prior periods for which financial statements have not been issued. This FSP applies to certain investments held by the Company and as such it has been applied in determining the market value of those investments.
In September 2008, the FASB issued Staff Position No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45 and Clarification of the Effective Date of FASB Statement No. 161. This Staff Position applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. A credit derivative is a derivative instrument (a) in which one of more of its underlyings are related to the credit risk of a specified entity (or a group of entities) or an index based on the credit risk of a group on entities and (b) that exposes the seller to potential loss from credit-risk-related events specified in the contract. Currently the Company has no items that are required to be accounted for under SFAS 133 or SFAS 161.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

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
In September 2008, the FASB Emerging Issues Task Force finalized Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This issue addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This issue is effective for fiscal years beginning after December 31, 2008. The Company is currently analyzing the impact of adoption of this issue.

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
Overview
ViewPoint Financial Group (or the “Company”) is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 57% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.
ViewPoint Bank was originally chartered in 1952 as a credit union. Through the years, the institution evolved into a full-service, multi-location community credit union serving primarily Collin and Dallas Counties and surrounding communities in North Texas, as well as businesses and other entities located in these areas. We completed the conversion from a Texas credit union charter to a federally chartered savings bank as of January 1, 2006. The objective of the charter conversion was to convert to a banking charter that was more appropriate to carry out our business strategy, which would in turn allow us to better serve customers and the local community.
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds along with borrowed funds in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by first liens on business non-mortgage assets and automobiles. Our current emphasis is on the origination of one- to four-family residential and commercial real estate loans, along with an increased focus on business banking. Additionally, our new warehouse lending program provides lines of credit to mortgage loan originators for the funding of one-to four-family real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on net interest-earning assets, service charges and fees and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, term certificate, and demand accounts.
At September 30, 2008, the Company had 53 locations consisting of four administrative offices, 29 full-service community bank offices and 20 loan production offices. Over the past quarter, we have opened a community bank office in Northeast Tarrant County and nine loan production offices. In October 2008, we opened a new community bank office in the Oak Cliff section of Dallas. A new community bank office in Frisco with an estimated future commitment of $1.9 million is currently under construction with an anticipated opening date in the second quarter of 2009. Two additional community bank offices will be under construction in the coming months: one in Prosper with an estimated future commitment of $2.0 million and an anticipated opening date in the second quarter of 2009, and one in Grapevine with an estimated future commitment of $832,000 and an anticipated opening date in the first quarter of 2009. We also have three potential community bank office sites under contract; the agreements pertaining to these three sites are not final, so consummation of these proposed transactions is not assured.
Third Quarter Highlights
•	Total assets of $1.99 billion, an increase of $331.1 million, or 20.0%, from December 31, 2007

•	Total net loans (including loans held for sale) of $1.22 billion, an increase of $299.9 million, or 32.5%, from December 31, 2007

•	Total deposits of $1.36 billion, an increase of $58.4 million, or 4.5%, from December 31, 2007

•	Net income of $4.2 million for the nine months ended September 30, 2008, an increase of 4.8% from the nine months ended September 30, 2007

•	$0.06 basic and diluted earnings per share for the quarter ended September 30, 2008

•	$0.18 basic and diluted earnings per share for the nine months ended September 30, 2008

•	Over the quarter, we opened a full-service community bank office in Northeast Tarrant County and added nine mortgage loan production offices throughout Texas
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
Other-than-Temporary Impairments. The Company evaluates all securities for other-than-temporary impairment on at least a quarterly basis. The evaluation is done more frequently when economic, market, or security specific concerns warrant such evaluation. For each security, the issuer’s financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument, are analyzed. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement, and ratio information. Industry and market information are also considered. The Company considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. Reviews of ratings changes or confirmations by bond rating agencies at both the underlying and with insurance levels, and the financial condition of securities’ insurers, are conducted. Based on this analysis, we did not consider any of our securities to be other-than-temporarily impaired at September 30, 2008, or December 31, 2007. We do have the intent and the ability to retain these securities for a period of time sufficient to allow for any anticipated recovery in fair value.
Business Strategy
Our principle objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Controlling operating expenses while continuing to provide quality personal service to our customers;

•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans and secured business loans;

•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross-selling our loan and deposit products and services to our customers;

•	Expanding our banking network with de novo locations, and potentially by selectively acquiring production offices and other financial institutions;

•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;

•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management purposes; and

•	Maintaining a high level of asset quality.
Comparison of Financial Condition at September 30, 2008, and December 31, 2007
General. Total assets increased by $331.1 million, or 20.0%, to $1.99 billion at September 30, 2008, from $1.66 billion at December 31, 2007. The rise in total assets was primarily caused by a $299.9 million, or 32.5%, increase in net loans (including loans held for sale) and a $54.0 million, or 9.6%, increase in securities. This increase was partially offset by a reduction in cash and cash equivalents of $38.8 million, or 52.8%.
Loans. We are experiencing significant growth in our residential mortgages as one-to four-family mortgage loans, including loans held for sale, have increased by $156.2 million, or 45.2%, from $346.0 million at December 31, 2007, to $502.2 million at September 30, 2008. Since December 31, 2007, the Company has opened 13 new mortgage loan production offices to expand VPBM’s footprint in the Texas market. Five of these offices are in residential real estate markets new to the Company, consisting of Austin, Clear Lake, Corpus Christi, San Antonio and Houston. At September 30, 2008, VPBM had originated $378.7 million in one-to four-family mortgage loans in 2008, of which $203.5 million had been sold or committed for sale to outside investors and $175.2 million had been retained in our loan portfolio.
Our commercial real estate loan portfolio has also increased by $148.4 million, or 58.8%, from $252.1 million at December 31, 2007, to $400.5 million at September 30, 2008, while business non-mortgage loans grew by $6.4 million, or 51.9%, for the same period. Additionally, in July 2008, we initiated our warehouse lending program. Through this program, the Company provides short-term, secured advances to mortgage bankers on a revolving basis structured as either a warehouse line of credit, a loan repurchase agreement, or a master loan participation agreement (any one or all of which are commonly referred to as “warehouse lines”).

The warehouse line enables the mortgage banker to close one-to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The warehouse lines are secured by the underlying one-to four-family real estate loans from the time the loans are originated until they are sold by the mortgage banker.
The warehouse lending program also allows for the Company to purchase participations in warehouse lines extended by other financial institutions. Similarly, the Company may also participate in multi-bank warehouse lending syndications, in which the Company, sometimes in conjunction with other banks, purchases a portion of a warehouse line extended by another financial institution. We have hired experienced warehouse lenders to operate this new line of business. Jerry Davis, who heads the Warehouse Lending Division, has over 33 years of experience in the mortgage industry and a proven record of success in developing warehouse lending programs. At September 30, 2008, our warehouse lines totaled $58.6 million, or 4.8%, of our loan portfolio.
The growth in our loan portfolio was partially offset by a $76.7 million, or 37.8%, decline in automobile loans, primarily indirect automobile loans. We discontinued our indirect automobile lending program in 2007, so as our indirect automobile portfolio pays down, the proceeds are being reinvested in real estate and business loans.
ViewPoint Bankers Mortgage. At September 30, 2008, VPBM had total assets of $25.8 million, which primarily consisted of $22.6 million in one- to four- family mortgage loans held for sale. VPBM’s net income for the nine months ended September 30, 2008, was $614,000, which primarily consisted of gains on sales of mortgage loans. These gains were partially offset by salary and other operating expenses. VPBM operates 19 loan production offices in Texas and has 145 employees.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.
Our methodology for analyzing the allowance for loan losses consists of specific and general components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to these groups of loans to estimate the probable incurred losses in the loan portfolio. The amount of probable loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as qualitative factors such as industry and economic indicators, to establish loss allocations on our business non-mortgage, one-to four-family, and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a qualitative factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonal and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individually classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.
For the specific component, the allowance for loan losses on individually analyzed loans includes business non-mortgage, one-to four-family and commercial real estate loans, where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.
As we continue to expand our loan portfolio, we are focused on maintaining our solid asset quality by applying stringent underwriting guidelines to all loans that we originate. The vast majority of our residential real estate loans are full-documentation, standard “A” type products and we do not offer any subprime loan origination products. Our mortgage lending subsidiary, VPBM, has been providing quality mortgage loans since 1988, while performing in-house underwriting and closing for all loans originated. The loans originated by VPBM and retained in the Company’s portfolio for the nine months ended September 30, 2008, had an average loan-to-value ratio of 74.90% and an average credit score of 745.
Our asset quality data is a direct reflection of our conservative approach to loan origination: during this turbulent time in the credit market, net charge-offs for the nine months ended September 30, 2008, have declined $505,000, from $2.7 million for the nine months ended September 30, 2007, to $2.2 million for the same period this year. Our non-performing loans to total loans ratio has remained steady at 0.38%, the same level seen at December 31, 2007.

Similarly, at September 30, 2008, our non-performing assets made up 0.27% of total assets, compared to 0.26% of total assets at December 31, 2007. Nonperforming loans increased by $1.2 million, or 34.0%, from $3.5 million at December 31, 2007, to $4.7 million at September 30, 2008.
Our nonperforming loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under SFAS No. 114, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a lengthier term to maturity. Troubled debt restructurings increased by $286,000, from $1.4 million at December 31, 2007, to $1.7 million at September 30, 2008, due to the restructuring of one one-to four-family real estate loan and one commercial real estate loan. Nonaccrual loans increased by $907,000, from $2.1 million at December 31, 2007, to $3.0 million at September 30, 2008, primarily due to a $790,000 increase in one-to four-family real estate and home equity nonaccrual loans.
Our allowance for loan losses at September 30, 2008, was $8.5 million, or 0.69% of gross loans, compared to $6.2 million, or 0.66% of loans, at December 31, 2007. The $2.3 million, or 38.1%, increase in our allowance for loan losses was primarily due to the $304.6 million, or 50.9%, growth in our residential and commercial real estate loan portfolios. Also, in July 2008, we initiated our warehouse lending program, which added $58.6 million to our loan portfolio at September 30, 2008, while business non-mortgage loans increased by $6.4 million. The increase in allowance for loan loss coverage due to our growing real estate loan portfolio was partially offset by a decline of $76.7 million in our automobile loan portfolio.
Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$1,728	$2,729

Period-end loans with allocated allowance for loan losses	3,194	3,042

Total	$4,922	$5,771

Amount of the allowance for loan losses allocated to impaired loans at period-end	$486	$328

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average of individually impaired loans during the period	$4,219	$3,974	$4,058	$3,948
Nonperforming loans were as follows:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	3,009	2,102
Troubled debt restructurings	1,697	1,411

Total	$4,706	$3,513

At September 30, 2008, nonaccrual loans consisted of the following loan types:

	Amount	Percent of Total
Mortgage loans:
One-to four- family	$1,430	47.52%
Commercial real estate	978	32.50
Home equity	71	2.36

Total mortgage loans	2,479	82.38

Automobile indirect loans	213	7.08
Automobile direct loans	87	2.89
Business non-mortgage loans	191	6.35
Consumer lines of credit and unsecured loans	39	1.30

Total non-mortgage loans	530	17.62

Total nonaccrual loans	$3,009	100.00%

At September 30, 2008, troubled debt restructurings consisted of the following loan types:

	Amount	Percent of Total
Mortgage loans:
One-to four- family	$93	5.48%
Commercial real estate	904	53.27

Total mortgage loans	997	58.75

Automobile indirect loans	308	18.15
Automobile direct loans	242	14.26
Consumer lines of credit and unsecured loans	150	8.84

Total non-mortgage loans	700	41.25

Total troubled debt restructurings	$1,697	100.00%

Cash and Cash Equivalents. Cash and cash equivalents declined by $38.8 million, or 52.8%, to $34.7 million at September 30, 2008, from $73.5 million at December 31, 2007. The average yield earned on interest-earning deposits at other financial institutions dropped 278 basis points, from 5.27% for the nine months ended September 30, 2007, to 2.49% for the nine months ended September 30, 2008. Due to these lower yields, we now invest excess funds in loans and securities rather than with other financial institutions while maintaining an adequate liquidity position.
Securities. Our securities portfolio increased by $54.0 million, or 9.6%, to $617.0 million at September 30, 2008, from $563.0 million at December 31, 2007, due to the purchase of $163.7 million of securities during the nine months ended September 30, 2008. These purchases consisted of $116.5 million (71.1%) in agency mortgage-backed securities, $15.0 million (9.2%) in agency bonds, $16.0 million (9.8%) in agency collateralized mortgage obligations, $7.1 million (4.3%) in municipal bonds and $9.1 million (5.6%) in Small Business Association loan pools. These purchases had a weighted average yield of 4.70% and a weighted average life of 4.5 years. This increase in securities was partially offset by maturities and paydowns totaling $103.8 million.

A summary of our securities portfolio follows:

	September 30, 2008				December 31, 2007
	Amortized	Unrealized		Estimated	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale:
U.S. Government and federal agency	$22,003	$141	$—	$22,144	$35,006	$189	$(43)	$35,152
Agency mortgage-backed securities	110,592	1,395	(29)	111,958	137,678	1,195	—	138,873
Agency collateralized mortgage obligations	304,976	5,010	(4,691)	305,295	347,376	2,956	(1,098)	349,234
SBA Loan Pools	8,974	—	(58)	8,916	—	—	—	—
Collateralized debt obligations	21,571	—	(6,853)	14,718	21,496	—	(1,880)	19,616

Total available for sale	468,116	6,546	(11,631)	463,031	541,556	4,340	(3,021)	542,875

Held to maturity:
U.S. Government and federal agency	14,990	200	—	15,190	—	—	—	—
Agency mortgage-backed securities	119,003	234	(426)	118,811	14,403	116	—	14,519
Agency collateralized mortgage obligations	12,934	95	(19)	13,010	5,688	—	(5)	5,683
Municipal bonds	7,070	—	(209)	6,861	—	—	—	—

Total held to maturity	153,997	529	(654)	153,872	20,091	116	(5)	20,202

Total securities	$622,113	$7,075	$(12,285)	$616,903	$561,647	$4,456	$(3,026)	$563,077

Deposits. Total deposits increased by $58.4 million, or 4.5%, from $1.30 billion at December 31, 2007, to $1.36 billion at September 30, 2008. Deposit growth is primarily attributed to an increase of $36.5 million, or 6.3%, in savings and money market accounts, as these account balances increased from $578.7 million at December 31, 2007, to $615.2 million at September 30, 2008. Also, time accounts increased by $22.8 million, or 5.0%, from $456.8 million at December 31, 2007, to $479.6 million at September 30, 2008, while interest-bearing demand accounts increased by $19.3 million, or 26.8%. This growth in deposits was partially offset by a $20.3 million, or 10.7%, decline in non-interest-bearing demand accounts.
In May 2008, we introduced our Absolute Checking product, which accounted for $25.4 million of our interest-bearing demand accounts. This product provides a 4.0% annual percentage yield on account balances up to $50,000 and free online banking, ATM transactions and free checks. To earn that highest rate, the customer must have either direct deposit or actively use free online bill pay, receive their monthly statements and notices online, and use their Visa Check Card for purchases at least 15 times per month. In October 2008, we launched our participation in the Certificate of Deposit Account Registry Service® (CDARS®). Through CDARS®, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis.
Borrowings. Federal Home Loan Bank advances increased by $241.6 million, or 188.1%, from $128.5 million at December 31, 2007, to $370.1 million at September 30, 2008. As its loan portfolio increases, the Company utilizes Federal Home Loan Bank advances and other borrowings to leverage its balance sheet and to extend the duration of liabilities to more closely match assets. At September 30, 2008, the Company was eligible to borrow an additional $285.3 million. In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25 million to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap. At September 30, 2008, the average balance of borrowings had a weighted average rate of 4.02%.
Shareholders’ Equity. Total shareholders’ equity decreased by $4.3 million, or 2.1%, to $199.5 million at September 30, 2008, from $203.8 million at December 31, 2007. The decrease in shareholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $4.2 million. This decline in accumulated other comprehensive income was primarily caused by an unrealized market value loss in pooled collateralized debt obligations held in our investment portfolio. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. The market for these securities has become inactive, and market indicative prices are often not based on actual trades in these or similar securities. As a result of the new FASB Staff Position No. 157-3, issued October 10, 2008, the Company has moved to a Level Three fair value calculation that includes risk adjustments that market participants would make, including adjustments for credit and liquidity risks. (Please see Note 6 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements — Fair Value for more information.) We have not recognized any impairment charges related to our securities portfolio.
Also, during the nine months ended September 30, 2008, we repurchased 289,346 shares of our common stock, resulting in a $4.3 million increase in treasury stock, and paid dividends of $0.21 per share (over the nine months ended September 30, 2008) to minority shareholders totaling $2.3 million, both of which further decreased shareholders’ equity. The decline in shareholders’ equity was partially offset by net income of $4.2 million, share-based compensation expense of $1.2 million and ESOP shares earned totaling $1.1 million.
Comparison of Results of Operations for the Quarter Ended September 30, 2008, and 2007
General. Net income for the quarter ended September 30, 2008, was $1.2 million, a decrease of $372,000, or 23.2%, from $1.6 million for the quarter ended September 30, 2007. The decline in net income was primarily attributable to a $4.0 million, or 28.2%, increase in noninterest expense and a $1.3 million, or 210.6%, increase in provision for loan losses. These increased expenses were partially offset by a $2.7 million, or 23.9%, increase in net interest income and a $1.8 million, or 28.0%, increase in noninterest income. The increase in the provision for loan losses was primarily due to the significant growth in our loan portfolio rather than negative trends in our credit quality.

Interest Income. Interest income increased by $3.6 million, or 16.7%, to $25.4 million for the quarter ended September 30, 2008, from $21.8 million for the quarter ended September 30, 2007. This growth was primarily due to a $3.9 million, or 28.2%, increase in loan interest income, as the average balance of our loan portfolio increased by $265.7 million, or 29.2%, from $911.2 million for the three months ended September 30, 2007, to $1.18 billion for the three months ended September 30, 2008. Also, interest income on securities increased by $707,000, or 10.3%, from $6.9 million for the three months ended September 30, 2007, to $7.6 million for the three months ended September 30, 2008. While the average yields earned on mortgage-backed securities and collateralized mortgage obligations for the quarter ended September 30, 2008, decreased by 51 basis points and 105 basis points, respectively, from the quarter ended September 30, 2007, the average balances in these categories increased by $103.5 million and $17.0 million, respectively, for the same periods. The average yield and average balance of other investment securities, which include agency and municipal bonds, Small Business Administration loan pools, and collateralized debt obligations, increased by 28 basis points and $13.6 million, respectively, from the quarter ended September 30, 2007, to the same period in 2008. Overall, the average yield on interest-earning assets decreased by 34 basis points, from 5.81% for the three months ended September 30, 2007, to 5.47% for the three months ended September 30, 2008, primarily due to the reduction in market interest rates during the period.
The increase in interest income due to the higher balances of loans and securities was partially offset by lower interest income from interest-bearing deposits in other financial institutions, which decreased by $941,000, or 84.2%, from $1.1 million for the three months ended September 30, 2007, to $176,000 for the three months ended September 30, 2008. This decline was attributable to a decrease of $50.4 million, or 58.9%, in the average balance retained in these accounts, from $85.5 million for the three months ended September 30, 2007, to $35.1 million for the three months ended September 30, 2008. The funds moved from interest-earning deposit accounts in other financial institutions have been reinvested in loans and securities. A 322 basis point decline in the average yield earned on these deposits for the quarter ended September 30, 2008, also contributed to the decline in interest income they generated as the Federal Open Market Committee reduced its target for the federal funds rate from September 30, 2007, to September 30, 2008.
Interest Expense. Interest expense increased by $973,000, or 9.1%, to $11.7 million for the quarter ended September 30, 2008, from $10.7 million for the quarter ended September 30, 2007. This increase was caused by an increase in interest expense on Federal Home Loan Bank advances of $1.9 million, or 177.0%, as the average balance of advances and other borrowings increased by $238.5 million, or 302.9%, from $78.8 million for the three months ended September 30, 2007, to $317.3 million for the three months ended September 30, 2008. Also, the Company paid $104,000 in interest expense on the $25.0 million repurchase agreement entered into in April 2008. We utilize Federal Home Loan Bank advances and the repurchase agreement to leverage our balance sheet and to extend the duration of our liabilities to more closely match our assets. The increase in interest expense on advances was partially offset by a 153 basis point decline in the rate paid for borrowings, as the average rate for the three months ended September 30, 2008, dropped to 3.79% from 5.32% for the same period last year.
A decline of $984,000, or 10.2%, in interest expense on deposits also helped to offset the increase in other types of interest expense. This decrease was due to lower rates paid on our savings, money market and time deposits as a result of the falling interest rate environment. The average rates paid on savings and money market accounts and on time deposits decreased from 2.94% and 4.94%, respectively, for the three months ended September 30, 2007, to 2.44% and 3.68%, respectively, for the three months ended September 30, 2008. While the average balance of savings and money market accounts declined by $1.2 million for the three months ended September 30, 2008, the average balance of time deposits increased by $101.7 million. Overall, the average rate paid on interest-bearing liabilities decreased 60 basis points, from 3.66% for the three months ended September 30, 2007, to 3.06% for the three months ended September 30, 2008.
Net Interest Income. Net interest income increased by $2.7 million, or 23.9%, to $13.8 million for the quarter ended September 30, 2008, from $11.1 million for the quarter ended September 30, 2007. The net interest rate spread increased 26 basis points to 2.41% for the quarter ended September 30, 2008, from 2.15% for the same period last year. The net interest margin remained steady for the quarter ended September 30, 2008, at 2.97%, the same rate as for the quarter ended September 30, 2007.
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

Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as large commercial loans, are evaluated individually, and specific loss allocations are provided for these loans when management has concerns about the borrowers’ ability to repay. Based on management’s evaluation, provisions for loan losses of $1.9 million and $601,000 were made during the three months ended September 30, 2008, and September 30, 2007, respectively. The $1.3 million, or 210.6%, increase in provisions for loan losses was caused by the growth of our loan portfolio. Compared to the three months ended September 30, 2007, our average loans have increased by $265.7 million, or 29.2%, with the growth being driven by residential and commercial real estate loans and our new warehouse lending program. While provision expense has increased, net charge-offs have decreased by $106,000, or 14.4%, from $737,000 for the three months ended September 30, 2007, to $631,000 for the three months ended September 30, 2008. The decline in charge-offs was primarily caused by lower balances in consumer loans, which generally entail greater risk than do one-to four- family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. At September 30, 2008, our allowance for loans losses to total loans was 0.69%, compared to 0.66% at December 31, 2007, and 0.66% at September 30, 2007.
Noninterest Income. Noninterest income increased by $1.8 million, or 28.0%, to $8.0 million for the quarter ended September 30, 2008, from $6.2 million for the quarter ended September 30, 2007. This growth in noninterest income was caused by a $2.0 million, or 591.8%, increase in the net gain on sales of loans. For the three months ended September 30, 2008, the Company sold $67.6 million of loans originated by VPBM to outside investors. The Company, through VPBM, completed its acquisition of the assets and mortgage production operations of Bankers Financial Mortgage Group, Ltd. on September 1, 2007; therefore, the Company did not recognize similar gains on loan sales for the three months ended September 30, 2007. All loans originated by VPBM are carefully evaluated to determine whether the loans will be held for sale or retained in the Company’s portfolio, and the Company uses the sale of loans to investors as both a source of income and as an asset/liability management tool.
Bank-owned life insurance income from a policy purchased in September 2007 totaled $301,000 for the three months ended September 30, 2008, compared to $100,000 for the three months ended September 30, 2007, which also contributed to the increase in noninterest income. This increase was partially offset by a $329,000 decline in service charges and fees primarily due to lower account service charges and non-sufficient fund fees.
Noninterest Expense. Noninterest expense increased by $4.0 million, or 28.2%, to $18.2 million for the quarter ended September 30, 2008, from $14.2 million for the quarter ended September 30, 2007. The rise in noninterest expense was primarily attributable to higher salary expense of $3.5 million, or 44.6%, as our full-time employee equivalent count increased from 541.5 at September 30, 2007, to 650.5 at September 30, 2008. Over the past year, we have added employees due to the September 2007 BFMG acquisition and the expansion of our community bank office network, as well as hired experienced retail banking and warehouse lending personnel who will help us to fully serve our customers by providing a wide range of banking services. Community bank office staff hired since September 2007 include staff for our Plano Central community bank office, which opened in October 2007, our Northeast Tarrant County community bank office, which opened in August 2008, and our Oak Cliff community bank office, which opened in late October 2008.
Included in salary expense for the quarter ended September 30, 2008, are nonrecurring earnout payments totaling $186,000 to former partners of BFMG pursuant to the acquisition agreement for that transaction, with no similar payments during the quarter ended September 30, 2007. We also had higher outside professional services expenses of $380,000, or 49.4%, during the quarter ended September 30, 2008, due to increased management and consultation fees, which included one-time professional placement fees for the addition of nine new mortgage loan production offices. Also, in October, we received notice from Visa, Inc. (“VISA”) that they had reached a settlement in principle with Discover Financial Services, which is covered litigation under Visa’s retrospective responsibility plan. Although we were not named as a defendant in this lawsuit, in accordance with Visa by-laws, we may be required to share in certain losses as a member of Visa. Due to this settlement, we booked a litigation liability of $127,000 for the quarter ended September 30, 2008, which is shown in outside professional services expense. This increase was partially offset by lower advertising expense of $110,000, or 17.2%.
Income Tax Expense. During the quarter ended September 30, 2008, we incurred income tax expense of $512,000 on our pre-tax income compared to income tax expense of $991,000 for the three months ended September 30, 2007. The effective tax rate decreased from 38.2% for the quarter ended September 30, 2007, to 29.4% for the quarter ended September 30, 2008. The decline in the effective tax rate for the quarter ended September 30, 2008, was primarily attributable to tax benefits relating to our bank-owned life insurance policy and the purchase of municipal bonds.

Analysis of Net Interest Income — Three Months Ended September 30, 2008, and 2007
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
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

	Three Months Ended September 30,
	2008			2007
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,176,918	$17,602	5.98%	$911,202	$13,727	6.03%
Agency mortgage-backed securities	238,102	2,876	4.83	134,588	1,797	5.34
Agency collateralized mortgage obligations	325,480	3,712	4.56	308,453	4,323	5.61
Investment securities and collateralized debt obligations	68,667	1,013	5.90	55,065	774	5.62
FHLB stock	13,185	44	1.33	4,400	54	4.91
Interest-earning deposit accounts	35,120	176	2.00	85,538	1,117	5.22

Total interest-earning assets	1,857,472	25,423	5.47	1,499,246	21,792	5.81

Noninterest-earning assets	92,293			96,305

Total assets	$1,949,765			$1,595,551

Interest-bearing liabilities:
Interest-bearing demand	83,743	257	1.23	68,585	134	0.78
Savings and money market	615,787	3,754	2.44	616,966	4,534	2.94
Time	503,942	4,636	3.68	402,243	4,963	4.94
Borrowings	317,296	3,004	3.79	78,762	1,047	5.32

Total interest-bearing liabilities	1,520,768	11,651	3.06	1,166,556	10,678	3.66

Noninterest-bearing liabilities	231,659			219,669

Total liabilities	1,752,427			1,386,225

Total capital	197,338			209,326

Total liabilities and capital	$1,949,765			$1,595,551

Net interest income		$13,772			$11,114

Net interest rate spread			2.41%			2.15%

Net earning assets	$336,704			$332,690

Net interest margin			2.97%			2.97%

Average interest-earning assets to average interest-bearing liabilities	122.14%			128.52%

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

	Three Months Ended September 30,
	2008 versus 2007
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans receivable	$3,975	$(100)	$3,875
Agency mortgage-backed securities	1,265	(186)	1,079
Agency collateralized mortgage obligations	228	(839)	(611)
Investment securities and collateralized debt obligations	199	40	239
FHLB stock	50	(60)	(10)
Interest-earning deposit accounts	(460)	(481)	(941)

Total interest-earning assets	5,257	(1,626)	3,631

Interest-bearing liabilities:
Interest-bearing demand	34	89	123
Savings and money market	(9)	(771)	(780)
Time	1,096	(1,423)	(327)
Borrowings	2,338	(381)	1,957

Total interest-bearing liabilities	3,459	(2,486)	973

Net interest income	$1,798	$860	$2,658

Comparison of Results of Operations for the Nine Months Ended September 30, 2008, and 2007
General. Net income for the nine months ended September 30, 2008, was $4.2 million, an increase of $191,000, or 4.8%, from $4.0 million for the same period last year. Net income for the nine months ended September 30, 2008, included a $1.1 million benefit related to the Visa initial public offering. A portion of the initial public offering proceeds were deposited in escrow for covered litigation according to the retrospective responsibility plan that Visa has with its member institutions. This deposit allowed the Company to reverse $446,000 of an outside litigation liability recorded in the fourth quarter of 2007 in connection with separate settlements between Visa and American Express, Discover and other interchange litigants. Also, Visa used initial public offering proceeds not used for the retrospective responsibility plan to redeem additional shares of its stock, for which the Company recognized a $771,000 gain in noninterest income.
In October 2008, we received notice from Visa that they had reached a settlement in principle with Discover Financial Services. Because the settlement is greater than the proceeds deposited in escrow for covered litigation, as a member institution of Visa, we were required to record a $127,000 outside litigation liability as of September 30, 2008, in connection with this settlement with Discover. Visa intends to sell Class B shares held by the Company during the fourth quarter of 2008, which will reverse this liability. The details of this settlement were not made public until October 29, 2008; therefore, our earnings announcement released on October 27, 2008, did not reflect the effects of this settlement. Excluding the tax-effected Visa benefit, net income for the nine months ended September 30, 2008, would have been $3.5 million, a decrease of $523,000, or 13.0%, from the nine months ended September 30, 2007. The Company recognized no similar Visa related gains in the nine months ended September 30, 2007.
Interest Income. Interest income increased by $8.3 million, or 13.3%, to $70.8 million for the nine months ended September 30, 2008, from $62.5 million for the nine months ended September 30, 2007. This growth was primarily due to a $6.2 million, or 15.2%, increase in loan interest income, as the average balance of our loan portfolio increased by $124.5 million, or 13.3%, from $934.6 million for the nine months ended September 30, 2007, to $1.06 billion for the nine months ended September 30, 2008. Also, interest income on securities increased by $4.1 million, or 22.6%, from $18.2 million for the nine months ended September 30, 2007, to $22.3 million for the nine months ended September 30, 2008. While the average yields earned on mortgage-backed securities and collateralized mortgage obligations for the nine months ended September 30, 2008, decreased by 26 basis points and 79 basis points, respectively, from the nine months ended September 30, 2007, the average balances in these categories increased by $102.9 million and $37.1 million, respectively, for the same periods. Both the average yield and average balance of other investment securities, which includes agency and municipal bonds, Small Business Administration loan pools, and collateralized debt obligations, increased by 107 basis points and $17.5 million, respectively, from the nine months ended September 30, 2007, to the same period in 2008. Overall, the average yield on interest-earning assets decreased by 21 basis points, from 5.64% for the nine months ended September 30, 2007, to 5.43% for the nine months ended September 30, 2008, primarily due to the reduction in market interest rates during the period.
The increase in interest income due to the higher balances of loans and securities was partially offset by lower interest income from interest-bearing deposits in other financial institutions, which decreased by $2.1 million, or 68.8%, from $3.1 million for the nine months ended September 30, 2007, to $967,000 for the nine months ended September 30, 2008. This decline in interest income was attributable to a decrease of $26.7 million, or 34.1%, in the average balance retained in these accounts, from $78.5 million for the nine months ended September 30, 2007, to $51.8 million for the nine months ended September 30, 2008. The funds moved from interest-earning deposit accounts in other financial institutions have been reinvested in loans and securities. A 278 basis point decline in the average yield earned on these deposits for the nine months ended September 30, 2008, also contributed to the decline in interest income they generated as the Federal Open Market Committee reduced its target for the federal funds rate from September 30, 2007, to September 30, 2008.
Interest Expense. Interest expense increased by $3.0 million, or 10.0%, to $33.2 million for the nine months ended September 30, 2008, from $30.2 million for the nine months ended September 30, 2007. This increase was caused by an increase in interest expense on Federal Home Loan Bank advances of $3.8 million, or 146.7%, as the average balance of advances and other borrowings increased by $149.3 million, or 221.2%, from $67.5 million for the nine months ended September 30, 2007, to $216.8 million for the nine months ended September 30, 2008. Also, the Company paid $196,000 in interest expense on the $25.0 million repurchase agreement entered into in April 2008. We utilize Federal Home Loan Bank advances and the repurchase agreement to leverage our balance sheet and to extend the duration of our liabilities to more closely match our assets.

The increase in interest expense on advances was partially offset by a 106 basis point decline in the rate paid for borrowings, as the average rate for the nine months ended September 30, 2008, dropped to 4.02% from 5.08% for the same period last year.
A decline of $951,000, or 3.4%, in interest expense on deposits also helped to offset the increase in interest expense. This decrease was due to lower rates paid on savings, money market and time deposits as a result of the recent falling interest rate environment. The average rates paid on savings and money market accounts and on time deposits decreased from 2.88% and 4.87%, respectively, for the nine months ended September 30, 2007, to 2.39% and 4.03%, respectively, for the nine months ended September 30, 2008. While the average balance of savings and money market accounts declined by $36.4 million for the nine months ended September 30, 2008, the average balance of time deposits increased by $134.5 million. Overall, the average rate paid on interest-bearing liabilities decreased 36 basis points, from 3.53% for the nine months ended September 30, 2007, to 3.17% for the nine months ended September 30, 2008.
Net Interest Income. Net interest income increased by $5.3 million, or 16.3%, to $37.6 million for the nine months ended September 30, 2008, from $32.3 million for the nine months ended September 30, 2007. The net interest rate spread increased 15 basis points to 2.26% for the nine months ended September 30, 2008, from 2.11% for the same period last year. The net interest margin decreased four basis points to 2.88% for the nine months ended September 30, 2008, from 2.92% for the nine months ended September 30, 2007.
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
Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as large commercial loans, are evaluated individually, and specific loss allocations are provided for these loans when management has concerns about the borrowers’ ability to repay.
Based on management’s evaluation, provisions for loan losses of $4.5 million and $2.2 million were made during the nine months ended September 30, 2008, and September 30, 2007, respectively. The $2.3 million, or 106.3%, increase in provisions for loan losses was caused by the growth of our loan portfolio. Compared to the nine months ended September 30, 2007, our average loans have increased by $124.5 million, or 13.3%, with the growth being driven by residential and commercial real estate loans and our new warehouse lending program. While provision expense has increased, net charge-offs have decreased by $505,000, or 19.0%, from $2.7 million for the nine months ended September 30, 2007, to $2.2 million for the nine months ended September 30, 2008. The decline in charge-offs was primarily caused by lower balances in consumer loans, which generally entail greater risk than do one-to four- family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. At September 30, 2008, our allowance for loan losses to total loans was 0.69%, compared to 0.66% at December 31, 2007, and 0.66% at September 30, 2007.
Noninterest Income. Noninterest income increased by $5.7 million, or 31.2%, to $24.2 million for the nine months ended September 30, 2008, from $18.5 million for the nine months ended September 30, 2007. This growth in noninterest income was caused by a $6.1 million, or 1,478.5%, increase in the net gain on sales of loans. For the nine months ended September 30, 2008, the Company sold $193.0 million of loans originated by VPBM to outside investors. The Company, through VPBM, completed its acquisition of the assets and mortgage loan production operations of Bankers Financial Mortgage Group, Ltd. on September 1, 2007; therefore, the Company did not recognize similar gains on loan sales for the nine months ended September 30, 2007. All loans originated by VPBM are carefully evaluated to determine whether the loans will be held for sale or retained in the Company’s portfolio, and the Company uses the sale of loans to investors as both a source of income and as an asset/liability management tool.
Bank-owned life insurance income from a policy purchased in September 2007 totaled $849,000 for the nine months ended September 30, 2008, compared to $100,000 for the nine months ended September 30, 2007, which also contributed to the increase in noninterest income.

Additionally, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering. This increase was partially offset by a $1.4 million decline in service charges and fees primarily due to lower account service charges and non-sufficient fund fees.
Noninterest Expense. Noninterest expense increased by $8.7 million, or 20.5%, to $50.9 million for the nine months ended September 30, 2008, from $42.2 million for the nine months ended September 30, 2007. The rise in noninterest expense was primarily attributable to higher salary expense of $8.7 million, or 38.3%, as our full-time employee equivalent count increased from 541.5 at September 30, 2007, to 650.5 at September 30, 2008.
Over the past year, we have added employees due to the September 2007 BFMG acquisition and the expansion of our community bank office network, as well as hired experienced retail banking and warehouse lending personnel who will help us to fully serve our customers by providing a wide range of banking services. Community bank office staff hired since September 2007 include staff for our Plano Central community bank office, which opened in October 2007, our Northeast Tarrant County community bank office, which opened in August 2008, and our Oak Cliff community bank office, which opened in late October 2008.
Included in salary expense for the nine months ended September 30, 2008, are nonrecurring earnout payments totaling $186,000 to former partners of BFMG pursuant to the acquisition agreement for that transaction, with no similar payments during the nine months ended September 30, 2007. Also, the Company recognized higher share compensation expense of $645,000 from the Equity Incentive Plan approved in May 2007, which is caused by the Company having nine months of expense in 2008, compared to approximately four months of expense in 2007.
The increase in noninterest expense was partially offset by lower outside professional services expense of $288,000 during the nine months ended September 30, 2008, due to the reversal of $446,000 of the Visa litigation liability originally recorded in the fourth quarter of 2007. In October, we received notice from Visa that they had reached a settlement in principle with Discover Financial Services, which is covered litigation under Visa’s retrospective responsibility plan. Although we were not named as a defendant in this lawsuit, in accordance with Visa by-laws, we may be required to share in certain losses as a member of Visa. Due to this settlement, we booked another litigation liability of $127,000 for the nine months ended September 30, 2008, which is shown in outside professional services expense.
Income Tax Expense. During the nine months ended September 30, 2008, we incurred income tax expense of $2.2 million on our pre-tax income compared to income tax expense of $2.4 million for the nine months ended September 30, 2007. The effective tax rate decreased from 37.2% for the nine months ended September 30, 2007, to 34.7% for the nine months ended September 30, 2008. The decline in the effective tax rate for the nine months ended September 30, 2008, was primarily attributable to tax benefits relating to our bank-owned life insurance policy and the purchase of municipal bonds.
Analysis of Net Interest Income — Nine Months Ended September 30, 2008, and 2007
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Nine Months Ended September 30,
	2008			2007
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,059,136	$47,208	5.94%	$934,648	$40,983	5.85%
Agency mortgage-backed securities	220,692	8,073	4.88	117,794	4,543	5.14
Agency collateralized mortgage obligations	336,502	11,898	4.71	299,420	12,343	5.50
Investment securities and collateralized debt obligations	59,712	2,389	5.33	42,243	1,349	4.26
FHLB stock	9,321	225	3.22	4,084	152	4.97
Interest-earning deposit accounts	51,757	967	2.49	78,524	3,104	5.27

Total interest-earning assets	1,737,120	70,760	5.43	1,476,713	62,474	5.64

Noninterest-earning assets	99,236			97,423

Total assets	$1,836,356			$1,574,136

Interest-bearing liabilities:
Interest-bearing demand	74,216	543	0.98	65,952	281	0.57
Savings and money market	594,464	10,671	2.39	630,886	13,607	2.88
Time	509,980	15,423	4.03	375,443	13,700	4.87
Borrowings	216,757	6,537	4.02	67,485	2,570	5.08

Total interest-bearing liabilities	1,395,417	33,174	3.17	1,139,766	30,158	3.53

Noninterest-bearing liabilities	238,625			221,001

Total liabilities	1,634,042			1,360,767

Total capital	202,314			213,369

Total liabilities and capital	$1,836,356			$1,574,136

Net interest income		$37,586			$32,316

Net interest rate spread			2.26%			2.11%

Net earning assets	$341,703			$336,947

Net interest margin			2.88%			2.92%

Average interest-earning assets to average interest-bearing liabilities	124.49%			129.56%

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

	Nine Months Ended September 30,
	2008 versus 2007
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans receivable	$5,539	$686	$6,225
Agency mortgage-backed securities	3,775	(245)	3,530
Agency collateralized mortgage obligations	1,427	(1,872)	(445)
Investment securities and collateralized debt obligations	645	395	1,040
FHLB stock	141	(68)	73
Interest-earning deposit accounts	(839)	(1,298)	(2,137)

Total interest-earning assets	10,688	(2,402)	8,286

Interest-bearing liabilities:
Interest-bearing demand	39	223	262
Savings and money market	(752)	(2,184)	(2,936)
Time	4,340	(2,617)	1,723
Borrowings	4,603	(636)	3,967

Total interest-bearing liabilities	8,230	(5,214)	3,016

Net interest income	$2,458	$2,812	$5,270

Liquidity
Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Management believes that the majority of our securities portfolio is of high quality and the securities would therefore be marketable. The Company has classified 75.0%, or $463.0 million, of its securities portfolio as available for sale. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2008, the Company had an additional borrowing capacity of $285.3 million with the Federal Home Loan Bank of Dallas. In April 2008, the Company entered into a ten-year term structured repurchase callable agreement for $25 million, which also increased liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. We also sell participations in some of our commercial real estate loans to manage borrower concentration risk as well as interest rate risk. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.
It is management’s policy to manage deposit rates so they are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
During the nine months ended September 30, 2008, cash and cash equivalents decreased $38.8 million, or 52.8%, from $73.5 million at December 31, 2007, to $34.7 million at September 30, 2008, in order to fund loan growth and the acquisition of securities. Cash outflows from investing activities of $373.5 million were greater than cash inflows from financing activities and operating activities of $318.4 million and $16.3 million, respectively, for the nine months ended September 30, 2008. Primary sources of cash for the nine months ended September 30, 2008, included proceeds from sales of loans held for sale of $202.5 million, proceeds from Federal Home Loan Bank advances of $261.0 million and increased deposits of $58.4 million. Primary uses of cash included funding of loans originated for sale of $205.4 million, a net change in loans of $286.0 million and purchases of held-to-maturity securities of $148.6 million.
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

	September 30, 2008
	Less than	One through	Four through	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$44,657	$94,603	$110,674	$120,161	$370,095
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,406	2,023	1,273	827	5,529

Total advances and operating leases	$46,063	$96,626	$111,947	$145,988	400,624

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	34,153
Commitments to originate loans	—	—	—	—	80,945
Unused lines of credit	—	—	—	—	95,799

Total loan commitments	—	—	—	—	210,897

Total contractual obligations and loan commitments					$611,521

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the Office of Thrift Supervision. Based on its capital levels at September 30, 2008, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the Office of Thrift Supervision. Based on capital levels at September 30, 2008, the Bank was considered to be well-capitalized.
At September 30, 2008, the Bank’s GAAP equity totaled $167.5 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The following table displays the Bank’s capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2008, and December 31, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.
The Company’s equity totaled $199.5 million, or 10.0% of total assets, at September 30, 2008. ViewPoint Financial Group is not subject to any specific capital requirements; however, the Office of Thrift Supervision expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the Bank if it does not meet capital requirements.

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2008:
Total capital (to risk weighted assets)	$174,860	13.68%	$102,267	8.00%	$127,834	10.00%
Tier 1 (core) capital (to risk weighted assets)	166,833	13.05	51,133	4.00	76,700	6.00
Tier 1 (core) capital (to adjusted total assets)	166,833	8.38	79,617	4.00	99,521	5.00

As of December 31, 2007:
Total capital (to risk weighted assets)	$167,002	16.36%	$81,649	8.00%	$102,061	10.00%
Tier 1 (core) capital (to risk weighted assets)	161,167	15.79	40,824	4.00	61,236	6.00
Tier 1 (core) capital (to adjusted total assets)	161,167	9.75	66,099	4.00	82,624	5.00
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and contractual cash flows, timing of maturities, prepayment potential, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.
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
The tables presented below, as of September 30, 2008, and December 31, 2007, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.
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

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets will be purchased. These assets will reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings will be added. These borrowings will be of a term so as to lengthen the duration of liabilities sufficiently to impact NPV calculations. Such borrowings will also reduce our sensitivity to upward interest rate shocks. These strategies will be implemented as opportunities arise to mitigate interest rate risk without sacrificing earnings requirements.

September 30, 2008
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	142,242	(63,075)	(30.72)	7.73
200	162,741	(42,576)	(20.74)	8.62
100	184,356	(20,961)	(10.21)	9.51
0	205,317	—	—	10.32
(100)	220,218	14,901	7.26	10.82
(200)	228,219	22,902	11.15	11.00
(300)	235,943	30,626	14.92	11.15

December 31, 2007
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	110,428	(48,605)	(30.56)	7.10
200	126,159	(32,874)	(20.67)	7.95
100	142,872	(16,161)	(10.16)	8.82
0	159,033	—	—	9.62
(100)	174,047	15,014	9.44	10.35
(200)	186,643	27,610	17.36	10.93
(300)	199,493	40,460	25.44	11.52
The Bank’s NPV was $205.3 million or 10.32% of the market value of portfolio assets as of September 30, 2008, a $46.3 million increase from the $159.0 million or 9.62% of the market value of portfolio assets as of December 31, 2007. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $42.6 million decrease in our NPV at September 30, 2008, an increase from $32.9 million at December 31, 2007, and would result in a 170 basis point decrease in our NPV ratio to 8.62% at September 30, 2008, as compared to a 167 basis point decrease to 7.95% at December 31, 2007. An immediate 200 basis point decrease in market interest rates would result in a $22.9 million increase in our NPV at September 30, 2008, an increase from $27.6 million at December 31, 2007, and would result in a 68 basis point increase in our NPV ratio to 11.00% at September 30, 2008, as compared to a 131 basis point increase in our NPV ratio to 10.93% at December 31, 2007.
The Bank’s NPV calculation increased $46.3 million over the nine months ended September 30, 2008. During the quarter ended September 30, 2008, the discount methodology applied to the liability side of the balance sheet changed. For all deposit accounts and borrowings, future cash flows are discounted using the Federal Home Loan Bank of Dallas advance rate curves. This curve represents our alternative funding source and cost.
Liability cash flows are discounted using points on the advance rate curve that are appropriate for the product terms and remaining time to maturity. Previously, deposit accounts and borrowings were discounted using current offering rates for each product type. This included non-interest bearing deposits being valued at book value for all rate change scenarios.

In addition to monitoring selected measures of NPV, management also calculates and monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with NPV measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1.A. Risk Factors
Set forth below are updates and additions to the market risk information provided in Item 1.A. of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007. These updates and additions should be read in conjunction with the 2007 Form 10-K information.
If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values could adversely affect the value of property used as collateral for our mortgage loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our Securities Portfolio May be Negatively Impacted by Fluctuations in Market Value and Interest Rates, Potentially Having an Adverse Effect on our Financial Condition.
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
Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of deferred taxes.
Our Strategies to Modify Our Interest Rate Risk Profile May Be Difficult to Implement.
Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. The Company offers adjustable-rate loan products as a means to achieve this strategy. However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. We also attempt to invest in shorter-term assets in our investment portfolio as a way to reduce our interest rate sensitivity.
We are also managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution. We are utilizing FHLB advances to mitigate the impact of the customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

The FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.
Changes in Laws, Government Regulation, and Monetary Policy May Have a Material Effect on Our Results of Operations.
The Bank, as a federally chartered savings institution, is subject to federal regulation, and a thrift institution is subject to oversight by the Office of Thrift Supervision extending to all aspects of its operations. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures. The Bank’s ability to lend funds, gather deposits or pay dividends is contingent upon satisfaction of certain regulatory criteria and standards, such as capital levels, classification of assets, and establishment of loan loss reserves. Such regulation and supervision is intended to protect depositors and not necessarily for the purpose of protecting shareholders. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Government agencies have substantial discretion to impose significant monetary penalties upon institutions who do not comply with regulations. Any change in such regulations, or violation of such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on the Company and the Bank and their operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company’s common stock repurchases during the quarter pursuant to its existing stock repurchase plan.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2008 through July 31, 2008	172,244	$14.72	172,244	287,954
August 1, 2008 through August 31, 2008	27,300	14.97	27,300	260,654
September 1, 2008 through September 30, 2008	—	—	—	260,654

Total	199,544	$14.85	199,544	260,654

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
ViewPoint Financial Group
(Registrant)

Date: November 4, 2008	/s/ Garold R. Base

Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2008	/s/ Pathie E. McKee

Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications