Form 10-K
period 2008-12-31
ViewPoint Financial Group
filed 2009-03-30
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32992
VIEWPOINT FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-4484783 (I.R.S. Employer Identification No.)

1309 W. 15th Street, Plano, Texas (Address of Principal Executive Offices)	75075 (Zip Code)

Registrant’s telephone number, including area code: (972) 578-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

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

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $152.3 million as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 24,929,157 shares of the Registrant’s common stock as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s Annual Meeting of Shareholders.	Part III

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY

FORM 10-K

December 31, 2008

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

When used in filings by ViewPoint Financial Group (“the Company”) with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in our Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake – and specifically declines any obligation – to publically release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 57% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.

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

Unless the context otherwise requires, references in this document to the “Company” refer to ViewPoint Financial Group and references to the “Bank” refer to ViewPoint Bank (in its stock or mutual form). References to “we,” “us,” and “our” means ViewPoint Financial Group or ViewPoint Bank and its subsidiary, unless the context otherwise requires.

ViewPoint Financial Group is incorporated under federal law to hold all of the stock of ViewPoint Bank. ViewPoint Financial Group has no significant assets other than all of the outstanding shares of common stock of ViewPoint Bank, the net proceeds it kept from the minority stock offering and its loan to the ViewPoint Bank Employee Stock Ownership Plan.

The Company and the Bank are examined and regulated by the OTS, its primary federal regulator. The Bank is also regulated by the FDIC. The Bank is required to have certain reserves set by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Dallas, which is one of the 12 regional banks in the Federal Home Loan Bank System.

Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by first liens on business non-mortgage assets and automobiles. Additionally, our new warehouse lending program provides credit facilities to mortgage loan originators for the funding of one-to four-family real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.

Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts which provide a wide range of interest rates and terms, generally including savings, money market, term certificate, and demand accounts.

Market Areas

We are a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Plano, Texas, and have 30 community bank offices in our market area, the Dallas/Fort Worth Metroplex. The Company will be closing eight in-store banking centers in March 2009 and one in-store banking center in May 2009, which are included in the above count; these cities are currently being or will be served by full-service bank offices. (Please see Item 2 under Part 1 of this Annual Report on Form 10-K for more information about these closings.) We also have 15 loan production offices that operate in the Dallas/Fort Worth Metroplex, as well as in Houston, San Antonio, Austin, and other Texas cities. (Please see Item 2 under Part 1 of this Annual Report on Form 10-K for location details.) Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 8.4% in Collin County and less than 1.0% in all our market area counties.

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. 24 companies located in the Dallas/Fort Worth Metroplex were listed on the Fortune 500 list for 2008, making our market area the fourth-highest concentration among U.S. metro areas. Large employers headquartered in our market area include Exxon Mobil, Kimberly-Clark, American Airlines, Centex, J.C. Penney, Dean Foods and Southwest Airlines.

For December 2008, our market area reported an unemployment rate of 5.8%, as compared to the national average of 7.1%.

Lending Activities

The following table presents information concerning the composition of our loan portfolio (not including loans held for sale) in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$499,464	39.96%	$332,780	36.40%	$284,064	29.33%	$271,924	25.35%	$221,932	20.48%
Commercial	436,483	34.92	252,140	27.58	183,670	18.97	99,334	9.26	45,667	4.22
Home equity	101,021	8.08	85,064	9.31	83,899	8.66	85,365	7.96	79,548	7.34

Total real estate loans	1,036,968	82.96	669,984	73.29	551,633	56.96	456,623	42.57	347,147	32.04

Other Loans:
Consumer loans:
Automobile indirect	38,837	3.11	104,156	11.39	219,147	22.63	364,046	33.94	450,971	41.62
Automobile direct	73,033	5.84	98,817	10.81	151,861	15.68	196,254	18.29	224,021	20.68
Other secured	14,107	1.13	12,626	1.38	14,678	1.52	18,263	1.70	21,242	1.96
Lines of credit/unsecured	15,192	1.21	16,351	1.79	21,284	2.20	28,804	2.68	34,722	3.20

Total consumer loans	141,169	11.29	231,950	25.37	406,970	42.03	607,367	56.61	730,956	67.46

Commercial non-mortgage	71,845	5.75	12,278	1.34	9,780	1.01	8,813	0.82	5,446	0.50

Total loans	1,249,982	100.00%	914,212	100.00%	968,383	100.00%	1,072,803	100.00%	1,083,549	100.00%

Less:
Deferred fees and discounts	(1,206)		603		3,576		8,061		11,323
Allowance for loan losses	(9,068)		(6,165)		(6,507)		(7,697)		(8,424)

Total loans receivable, net	$1,239,708		$908,650		$965,452		$1,073,167		$1,086,448

The following table shows the composition of our loan portfolio (not including loans held for sale) by fixed- and adjustable rate at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed rate Loans:
Real Estate:
One- to four-family	$375,421	30.04%	$302,193	33.06%	$248,492	25.66%	$227,697	21.23%	$173,800	16.04%
Commercial	271,830	21.75	179,826	19.67	141,875	14.65	66,622	6.21	32,416	2.99
Home equity	84,124	6.73	70,643	7.73	68,795	7.10	68,050	6.35	65,208	6.02

Total real estate loans	731,375	58.52	552,662	60.46	459,162	47.41	362,369	33.79	271,424	25.05

Consumer:
Automobile indirect	38,837	3.11	104,156	11.39	219,115	22.63	364,046	33.94	450,971	41.62
Automobile direct	73,033	5.84	98,817	10.81	151,816	15.68	196,254	18.29	224,020	20.68
Other secured	5,238	0.42	5,454	0.60	7,050	0.73	8,999	0.84	12,512	1.15
Lines of credit/unsecured	3,456	0.27	4,168	0.46	7,652	0.79	11,158	1.04	13,026	1.20

Total consumer	120,564	9.64	212,595	23.26	385,633	39.83	580,457	54.11	700,529	64.65

Commercial non-mortgage	10,213	0.82	9,359	1.02	7,979	0.82	5,004	0.47	3,720	0.34

Total fixed rate loans	862,152	68.98	774,616	84.74	852,774	88.06	947,830	88.37	975,673	90.04

Adjustable Rate Loans:
Real Estate:
One-to four-family	124,043	9.92	30,587	3.34	35,572	3.67	44,227	4.12	48,132	4.44
Commercial	164,653	13.17	72,314	7.91	41,795	4.32	32,712	3.05	13,251	1.23
Home equity	16,897	1.35	14,421	1.58	15,104	1.56	17,315	1.61	14,340	1.32

Total real estate loans	305,593	24.44	117,322	12.83	92,471	9.55	94,254	8.78	75,723	6.99

Consumer:
Automobile indirect	—	—	—	—	32	—	—	—	—	—
Automobile direct	—	—	—	—	45	—	—	—	1	—
Other secured	8,869	0.71	7,172	0.78	7,628	0.79	9,264	0.86	8,730	0.81
Lines of credit/unsecured	11,736	0.94	12,183	1.33	13,632	1.41	17,646	1.64	21,696	2.00

Total consumer	20,605	1.65	19,355	2.11	21,337	2.20	26,910	2.50	30,427	2.81

Commercial non-mortgage	61,632	4.93	2,919	0.32	1,801	0.19	3,809	0.35	1,726	0.16

Total adjustable rate loans	387,830	31.02	139,596	15.26	115,609	11.94	124,973	11.63	107,876	9.96

Total loans	1,249,982	100.00%	914,212	100.00%	968,383	100.00%	1,072,803	100.00%	1,083,549	100.00%

Less:
Deferred fees and discounts	(1,206)		603		3,576		8,061		11,323
Allowance for loan losses	(9,068)		(6,165)		(6,507)		(7,697)		(8,424)

Total loans receivable, net	$1,239,708		$908,650		$965,452		$1,073,167		$1,086,448

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2008. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Mortgage		Consumer		Commercial		Total
		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

2009(1)	$1,772	5.68%	$35,283	6.73%	$75,458	4.13%	$112,513	4.83%
2010 to 2013	23,265	5.72	99,969	6.71	180,848	6.50	304,082	6.51
2014 and following	575,448	5.87	5,917	7.02	252,022	6.38	833,387	6.03

Total	$600,485		$141,169		$508,328		$1,249,982

(1)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2009, which have predetermined interest rates is $827.0 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $310.5 million.

Lending Authority. Residential real estate loans up to $1.5 million may be approved by our Chief Banking Officer. Our Chief Executive Officer may approve loans up to $2.0 million. The management loan committee generally may approve loans up to $5.0 million and may approve warehouse lines up to $20 million. Loans over these amounts must be approved by the Loan Committee of the Board of Directors. Loans outside our general underwriting guidelines must be approved by the Board of Directors.

At December 31, 2008, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $24.5 million. Our five largest lending relationships are with commercial borrowers and totaled $88.2 million in the aggregate, or 7.1% of our $1.25 billion loan portfolio at December 31, 2008. The largest relationship consists of $19.0 million in one loan secured by two office buildings. The next four largest lending relationships at December 31, 2008, were as follows: $17.8 million in two loans secured by office buildings, $17.5 million in one loan secured by a three office building portfolio, $17.2 million in three loans secured by two office buildings, and $16.7 million in nine loans secured by retail centers and a shopping mall. At December 31, 2008, we had 60 relationships that exceeded $2.0 million, for a total amount of $500.7 million, of which $895,000 was more than 30 days delinquent as of December 31, 2008.

One- to Four-Family Real Estate Lending. We primarily originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. We originate one- to four-family residential mortgage loans through our wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All of the one- to four-family loans we originate are funded by us and either retained in our portfolio or sold into the secondary market. We sell a portion of our residential mortgage loans on a servicing released basis. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.” An evaluation is conducted at the time of origination based on yield, term, price and servicing released premium to determine if the loan is sold or maintained. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income.

At December 31, 2008, one- to four-family residential mortgage loans, which also include a limited amount of home improvement loans, totaled $499.5 million, or 40.0% of our gross loan portfolio, of which $375.4 million were fixed rate loans and $124.1 million were adjustable rate loans.

In September 2007, through our wholly-owned subsidiary, Community Financial Services, Inc. (“CFS”), we acquired the assets and loan origination business of Bankers Financial Mortgage Group, Ltd. (“BFMG”). CFS, now VPBM, originates residential mortgage loans for sale. BFMG was founded by current VPBM President Gerald R. Taylor in 1988 and focuses on originating conforming, agency-acceptable loans.

Loans originated by VPBM are evaluated and are either added to ViewPoint Bank’s portfolio, if underwriting guidelines are met, or sold to outside investors. In 2008, the Company added $202.3 million of VPBM originated loans to the Bank’s portfolio and had sold $285.4 million of such loans servicing released to investors.

We generally underwrite the one- to four-family owner-occupied loans retained for portfolio based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 95% of the lesser of the appraised value or purchase price for one- to four-family residential loans, and up to 80% for non-owner-occupied residential loans. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure for loans with a ratio above 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

We currently originate one- to four-family mortgage loans on a fixed and adjustable rate basis as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives. Fixed rate loans secured by one- to four-family residences generally have contractual maturities of up to 30 years and are generally fully amortizing, with payments due monthly.

During the year ended December 31, 2008, we originated $393.9 million of one- to four-family fixed rate mortgage loans and $111.7 million of one- to four-family adjustable rate mortgage loans, or ARM, loans. All ARM loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate- sensitive as our cost of funds.

ARM loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. We have not experienced significant delinquencies in our one- to four-family loan portfolio, including our ARM loans. However, the majority of these loans have been originated within the past several years, when rates were historically low. See “– Asset Quality – Non-performing Assets” and “– Classified Assets.”

Our adjustable one- to- four-family loans may be assumable, subject to our approval. Most of our loans are underwritten using generally accepted underwriting guidelines, and are readily saleable to investors. Our real estate loans generally contain a “due on sale” clause, allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one- to four-family residential loans at origination was approximately $204,000 at December 31, 2008, while the average size of our one- to four-family residential loans in our portfolio at that time was approximately $128,000.

We originate residential construction loans, primarily to individuals for the construction and acquisition of personal residences. At December 31, 2008, we had $503,000 in outstanding balances on residential construction loans and $2.1 million of outstanding commitments to make residential construction loans. Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.

At the end of the construction phase, the residential construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender. Residential construction loans can be made with a maximum loan-to-value ratio of 90%. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We periodically review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Residential construction lending is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a residential construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimated construction costs are inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. This scenario can also lead to a project that, when completed, has a value that is insufficient to generate full payment.

Commercial Real Estate Lending. We offer a variety of commercial real estate loans. These loans are generally secured by commercial income-producing, multi-tenanted properties located in our market area or elsewhere in Texas, including office buildings, retail centers, warehouses and multifamily properties. This category also includes small business real estate loans for owner-occupied or single tenant buildings. At December 31, 2008, commercial real estate loans totaled $436.5 million, or 34.9% of our gross loan portfolio. Our commercial real estate loans are originated internally by our Commercial Real Estate Lending and Business Lending departments.

Our loans secured by commercial real estate are generally originated with a fixed interest rate for terms between three and ten years, 25 to 30 year amortization periods and balloon payments due at maturity. Loan-to-value ratios on our commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. At December 31, 2008, the weighted average loan-to-value of our commercial real estate portfolio was 60.4%, using collateral values at origination. Loans for non owner-occupied properties are generally originated without recourse to the borrower, except in cases of breach of representation, warranty or covenant, while loans for owner-occupied or single tenant properties require personal recourse.

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower/guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally require an assignment of rents and leases to ensure that the cash flow from the property will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”

We generally maintain an insurance and/or tax escrow for loans on non owner-occupied properties; however, we generally do not require them for owner-occupied properties. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide annual financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality – Non-performing Assets.” Our largest commercial real estate lending relationship at December 31, 2008, consisted of one loan which totaled $19.0 million that is secured by two office buildings in Austin, Texas. At December 31, 2008, this relationship was performing in accordance with its terms.

Home Equity Lending. Our home equity loans totaled $101.0 million and comprised 8.1% of our gross loan portfolio at December 31, 2008, including $16.9 million of home equity lines of credit. Most of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan-to-value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined loan-to-value maximum applies to home equity lines of credit, which are further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to such loans in other jurisdictions. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest plus a margin, or with a fixed rate of interest.

Home equity lines of credit have up to a ten year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2008, unfunded commitments on these lines of credit totaled $16.9 million.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, student loans and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. Historically, most of our loans were secured by automobiles; however, we have reduced our emphasis on consumer lending by discontinuing our indirect automobile lending program to focus on higher yielding residential real estate and commercial loans and investments. As consumer loan balances decline, available funds are being redeployed into one- to four-family mortgage, commercial real estate, and mortgage warehouse loans. At December 31, 2008, our consumer loan portfolio totaled $141.2 million, or 11.3% of our gross loan portfolio.

We originate automobile loans on a direct basis. Automobile loans totaled $111.8 million at December 31, 2008, or 9.0% of our gross loan portfolio, with $73.0 million in direct loans and $38.8 million in indirect loans. As a result of our conversion from a credit union to a federally chartered savings bank, we have diversified our loan portfolio to become less reliant on automobile loans, leading to the decline in direct and indirect automobile loan balances from prior years. The bulk of our indirect lending came from relationships with approximately 50 car dealerships under an arrangement providing a premium to the referring dealer for the amount over our interest rate, with approximately half of these loans originated through five dealerships located in our market area. New automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer’s suggested retail price for new direct auto loans. For used car loans we use loan-to-value ratios based on National Automobile Dealers Association (“NADA”) retail value for direct loans. We discontinued our indirect automobile lending program in 2007, and as a result, our indirect automobile loan portfolio has declined by $412.1 million, or 91.4%, since December 31, 2004.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring. Our indirect automobile loans were underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.

We also originate unsecured consumer loans. At December 31, 2008, our unsecured consumer loans totaled $15.2 million, or 1.2% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months or are revolving lines of credit with an adjustable rate of interest tied to the prime rate of interest. At December 31, 2008, unfunded commitments on our unsecured lines of credit totaled $43.7 million, and the average outstanding balance on our lines was approximately $4,000.

Consumer loans generally have shorter terms, which reduce our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

Commercial Non-Mortgage Lending. At December 31, 2008, commercial non-mortgage loans totaled $71.8 million, or 5.8% of our gross loan portfolio. Our commercial non-mortgage lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment, lines of credit and warehouse lines. See ‘‘– Warehouse Lending.”

Approximately $7.2 million of our commercial non-mortgage loans are unsecured. Our commercial non-mortgage lending policy includes credit file documentation and analysis of the borrower’s background,

capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

We generally obtain personal guarantees on both our secured and unsecured commercial non-mortgage loans. Nonetheless, commercial non-mortgage loans are believed to carry higher credit risk than more traditional one- to four- family mortgage loans.

Unlike one- to four-family mortgage loans, commercial non-mortgage loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher risk. Commercial non-mortgage loans are generally secured by business assets, such as equipment and commercial vehicles. This collateral depreciates over time, may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial non-mortgage loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

The majority of our commercial non-mortgage loans have been to borrowers in our market area. We intend to continue our commercial non-mortgage lending in this geographic area.

Warehouse Lending. In July 2008, we initiated our warehouse lending program. Through this program, the Company provides short-term, secured advances to mortgage bankers on a revolving basis. These advances enable the mortgage banking customer to close one-to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. These credit facilities may be structured as a warehouse line of credit, a loan repurchase agreement, or a master loan participation agreement (any one or all of which are referred to as “warehouse lines”).

The warehouse lines are secured by the underlying one-to four-family real estate loans from the time the loans are originated until they are sold by the mortgage banker. Warehouse lines made under our standard loan participation agreement are classified as mortgage loans held for sale and had an outstanding balance of $137.5 million at December 31, 2008. During 2008, the Company purchased $296.6 million in mortgage loans under such loan participation agreements and subsequently sold $159.1 million in loans back to the originating mortgage bankers.

The warehouse lending program also allows for the Company to purchase participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated with other banks. At December 31, 2008, these types of warehouse lines, which are classified as secured commercial lines of credit, totaled $53.3 million.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed rate and adjustable rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Over the past few years, we have reduced our origination of automobile loans, primarily indirect automobile loans, and increased our emphasis on residential and commercial real estate, warehouse and commercial non-mortgage lending, which led to the $650.4 million increase in loan originations in 2008.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $853,000, $2.0 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We also may purchase whole loans and loan participations from other financial institutions. These purchase transactions are governed by participation agreements entered into by the originators and participant (ViewPoint Bank) containing guidelines as to ownership, control and servicing rights, among others. The originators may retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2008, approximately $159.3 million, or 12.7% of our total loan portfolio, consisted of purchased loans or loan participations.

From time to time we sell non-residential loan participations to private investors such as other banks, thrifts and credit unions (participants). These sales transactions are governed by participation agreements entered into by the originator (ViewPoint Bank) and participants containing guidelines as to ownership, control and servicing rights, among others. We retain servicing rights for these participations sold. These participations are generally sold without recourse, except in cases of breach of representation, warranty or covenant.

We also sell whole residential real estate loans to private investors, such as other banks, thrifts and mortgage companies, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to us and, on loans sold to Fannie Mae, allow for a servicing fee on loans when the servicing is retained by us. Residential real estate loans are also currently being sold on a servicing released basis.

We sold one- to four-family whole real estate loans, one- to four-family real estate loans purchased under our standard warehouse loan participation agreement, commercial real estate participations and student loans in aggregate amounts of $475.5 million, $82.6 million and $37.4 million during 2008, 2007 and 2006, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a servicing release premium when servicing is sold, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2008 and 2007 increased due to the loans originated and sold by VPBM since our acquisition of the assets of BFMG. Also, the sale of real estate loans purchased under our warehouse loan participation agreement contributed to the increase in loan sales.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2008, 2007, and 2006 were $9.4 million, $1.3 million and $199,000, respectively.

The Asset/Liability Management Committee directs the Bank’s secondary marketing unit to evaluate in accordance with guidelines whether to keep loans in portfolio, sell with a servicing release premium, or sell with servicing retained based on price, yield and duration. We held servicing rights of approximately $1.4 million at December 31, 2008, and $1.6 million and $1.8 million at December 31, 2007 and 2006, respectively, for loans sold to others. The servicing of these loans generated net servicing fees to us for the years ended December 31, 2008, 2007 and 2006 of $252,000, $305,000 and $262,000, respectively. At December 31, 2008, ViewPoint Bank serviced $435.0 million of loans for others that were not reported as assets. ViewPoint Bank held servicing rights on $178.6 million of these loans.

The following table shows the loan origination, purchase, sales and repayment activities of ViewPoint Bank for the periods indicated. During the year ended December 31, 2008, ViewPoint Bank purchased $202.3 million of loans from VPBM, which are included in the Originations section.

	Year Ended December 31,
	2008		2007	2006
	(In thousands)

Originations by type:
Adjustable rate:
Real estate
One- to four-family	$111,677		$5,975	$4,465
Commercial	107,956		43,748	9,905
Home equity	8,939		3,064	4,046
Consumer
Automobile indirect	—		—	—
Automobile direct	—		—	26
Other secured	1,278		5,621	6,150
Lines of credit/unsecured	1,155		703	793
Commercial non-mortgage	105,905	[1]	4,489	755

Total adjustable rate	336,910		63,600	26,140

Fixed rate:
Real estate
One- to four-family	393,927		121,209	50,162
Commercial	159,303		75,655	93,304
Home equity	34,599		24,276	20,542
Consumer
Automobile indirect	—		181	17,361
Automobile direct	31,643		27,216	56,292
Other secured	2,882		2,299	2,628
Lines of credit/unsecured	2,881		2,241	4,141
Commercial non-mortgage	8,692		3,767	5,668

Total fixed rate	633,927		256,844	250,098

Total loans originated	970,837		320,444	276,238

Purchases:
Real estate-one-to four-family	—		44,407	18,519
Real estate-warehouse	296,572		—	—
Real estate – commercial	3,376		1,160	8,887

Total loans purchased	299,948		45,567	27,406

Sales and Repayments:
Real estate
One-to four-family	285,417		77,418	26,221
Warehouse lines	159,089		—	—
Commercial	30,200		1,128	7,408
Consumer	813		4,012	3,816

Total loans sold	475,519		82,558	37,445

Principal repayments	459,496		337,624	370,619

Total reductions	935,015		420,182	408,064
Increase (decrease) in other items, net	(4,712)		(2,631)	(3,295)

Net increase (decrease)	$331,058		$(56,802)	$(107,715)

[1]	Includes $93.4 million of participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated with other banks. These are classified as secured commercial lines of credit. Does not include $155.0 million of warehouse lines made under our standard loan participation agreement, which are classified as mortgage loans held for sale.

Asset Quality

When a borrower fails to make a required payment on a residential real estate loan, we attempt to cure the delinquency by contacting the borrower. A late notice is sent 15 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date. When the loan is 31 days past due, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a collector who attempts to cure the delinquency by working with the borrower. When the loan is 50 days past due, the borrower is sent a Notice of Intent to Accelerate via certified mail and regular mail. Primarily, but not limited to, between 50 and 90 days past due, a loss mitigation officer reviews the loan to identify possible workout, cure, or loss mitigation opportunities.

Due to the current economic environment, the Company has temporarily suspended the foreclosure of owner-occupied homes. This temporary suspension is for the purpose of determining the impact and benefit of any potential assistance programs to aid homeowners. Future actions will be determined based on both market conditions and program evaluations and could include the lifting of this temporary suspension. For non-owner-occupied homes (and for owner-occupied homes when the temporary suspension of foreclosures is not in effect), if the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 20 days to bring the account current. If foreclosed, generally we take title to the property and sell it directly using a real estate broker.

Delinquent consumer loans are handled in a similar manner, except that late notices are sent at 10 and 20 days after the due date. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial non-mortgage loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collections department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans, while ensuring that standard delinquency notices and letters are mailed to the borrower. No later than 30 days past due, a collection officer fully takes over the loan for further collection activities. In addition, we have a management loan committee that meets as needed and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2008.

	Loans Delinquent For:
							Total Loans Delinquent
	60-89 Days			90 Days and Over			60 Days or More
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	11	$1,294	0.26%	13	$1,423	0.28%	24	$2,717	0.54%
Commercial	1	894	0.20	—	—	—	1	894	0.20
Home equity	5	194	0.19	2	61	0.06	7	255	0.25

Total real estate loans	17	2,382	0.23	15	1,484	0.14	32	3,866	0.37

Other Loans:
Consumer Loans:
Automobile indirect	20	169	0.44	11	83	0.21	31	252	0.65
Automobile direct	9	55	0.08	8	54	0.07	17	109	0.15
Other secured	2	2	0.01	1	5	0.04	3	7	0.05
Lines of credit/unsecured	16	79	0.52	27	109	0.72	43	188	1.24

Total consumer loans	47	305	0.22	47	251	0.18	94	556	0.40

Commercial non-mortgage loans	2	189	0.26	5	174	0.24	7	363	0.50

Total loans	66	$2,876	0.23%	67	$1,909	0.15%	133	$4,785	0.38%

Total as a percentage of gross loans			0.23%			0.15%			0.38%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on non-accrual status. Troubled debt restructurings, which are accounted for under SFAS No. 114, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a lengthier term to maturity. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$1,423	$689	$—	$139	$16
Commercial real estate	—	989	—	—	—
Home equity	173	22	72	77	5
Automobile indirect	190	185	207	1,084	2,827
Automobile direct	124	86	145	223	1,464
Other secured	5	1	—	903	20
Lines of credit/unsecured	128	63	177	136	105
Commercial non-mortgage	174	67	703	30	—

Total	2,217	2,102	1,304	2,592	4,437

Accruing loans delinquent more than 90 days:
One- to four-family	—	—	—	—	301
Commercial real estate	—	—	—	—	68
Home equity	—	—	—	—	25
Automobile direct	—	—	30	—	—
Commercial non-mortgage	—	—	—	—	50

Total	—	—	30	—	444

Troubled debt restructurings:
One- to four-family	93	—	—	—	—
Commercial real estate	1,796	—	—	—	—
Home equity	67	—	—	—	—
Automobile indirect	231	607	592	—	413
Automobile direct	209	759	1,365	1,669	1,651
Other secured	—	5	4	86	294
Lines of credit/unsecured	132	40	76	248	246
Commercial non-mortgage	—	—	—	—	—

Total	2,528	1,411	2,037	2,003	2,604

Foreclosed assets:
One- to four-family	718	615	460	50	113
Commercial real estate	843	—	—	—	—
Automobile indirect	56	212	146	310	662
Automobile direct	24	13	45	159	341
Other	3	—	—	—	—
Commercial non-mortgage	—	—	4	—	—

Total	1,644	840	655	519	1,116

Total non-performing assets	$6,389	$4,353	$4,026	$5,114	$8,601

Total non-performing assets as a percentage of total assets	0.29%	0.26%	0.26%	0.36%	0.61%

Total non-performing loans as a percentage of gross loans	0.38%	0.38%	0.35%	0.43%	0.69%

For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $226,000. The amount that was included in interest income on such loans was $32,000.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding the non-performing assets set forth in the table above, as of December 31, 2008, there was an aggregate of $18.4 million of these loans compared to $8.8 million as of December 31, 2007. Of the $18.4 million, five commercial real estate loans totaling $10.0 million were not delinquent at December 31, 2008, but are being monitored due to circumstances such as low occupancy, low debt service coverage and prior payment history. Another commercial real estate loan included in the $18.4 million has an outstanding balance of $6.1 million and is included in this category because the underlying collateral was damaged by Hurricane Ike. The debtor experienced a delay in the receipt of insurance proceeds for the property. While management continues to actively monitor this relationship, the loan is current and cash flow has recovered to pre-hazard event levels. These possible credit problems may result in the future inclusion of such items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “watch” or “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 6.3% of our equity capital and 0.56% of our assets at December 31, 2008, compared to 2.1% of our equity capital and 0.26% of our assets at December 31, 2007. Classified assets do not include certain non-performing loans that are not adversely classified; these loans may be classified as “watch” or “special mention.”

The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2008		2007

Loss	$—		$—
Doubtful	1,106		506
Substandard	11,186	[1]	3,860

Total	$12,292		$4,366

1 Includes $7.9 million in collateralized debt obligations. See “-Investment Activities” for a discussion of these securities.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and ViewPoint Bank, such as loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, such as commercial real estate loans and commercial non-mortgage loans, are evaluated individually for impairment, primarily through the evaluation of net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2008, our allowance for loan losses was $9.1 million, or 0.73% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$6,165	$6,507	$7,697	$8,424	$8,655

Charge-offs:
One- to four-family	164	120	83	127	205
Commercial	180	—	—	—	—
Home equity	41	32	62	43	52

Total real estate loans	385	152	145	170	257

Consumer:
Automobile indirect	1,493	2,251	2,670	4,575	4,617
Automobile direct	424	620	518	678	374
Other secured	39	31	21	869	795
Lines of credit/unsecured	1,232	1,862	1,510	754	791

Total consumer	3,188	4,764	4,719	6,876	6,577

Commercial non-mortgage	453	164	102	204	52

Total charge-offs	4,026	5,080	4,966	7,250	6,886

Recoveries:
One- to four-family	13	14	29	—	—
Commercial	—	—	—	—	—
Home equity	4	13	39	—	—

Total real estate loans	17	27	68	—	—

Consumer:
Automobile indirect	305	700	744	102	161
Automobile direct	142	305	230	72	91
Other secured	23	14	8	102	113
Lines of credit/unsecured	249	376	156	127	91

Total consumer	719	1,395	1,138	403	456

Commercial non-mortgage	22	48	5	—	—

Total recoveries	758	1,470	1,211	403	456

Net charge-offs	3,268	3,610	3,755	6,847	6,430
Additions charged to operations	6,171	3,268	2,565	6,120	6,199

Balance at end of period	$9,068	$6,165	$6,507	$7,697	$8,424

Ratio of net charge-offs during the
period to average loans outstanding during the period	0.30%	0.39%	0.37%	0.63%	0.61%
Ratio of net charge-offs during the
period to average non-performing assets	60.85%	86.16%	82.17%	99.84%	73.39%
Allowance as a percentage on non- performing loans	191.11%	175.49%	193.03%	167.51%	112.55%
Allowance as a percentage of gross loans (end of period)	0.73%	0.67%	0.67%	0.72%	0.78%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to		to		to		to		to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Real Estate:
One- to four-family	$1,675	39.96%	$1,201	36.40%	$449	29.33%	$311	25.35%	$349	20.48%
Commercial real estate	4,175	34.92	2,597	27.58	2,025	18.97	659	9.26	98	4.22
Home equity	460	8.08	170	9.31	182	8.66	86	7.96	80	7.34
Consumer:
Automobile indirect	503	3.11	946	11.39	2,232	22.63	3,608	33.94	4,610	41.62
Automobile direct	262	5.84	278	10.81	526	15.68	1,848	18.29	2,086	20.68
Other secured	15	1.13	13	1.38	9	1.52	364	1.70	119	1.96
Lines of credit/unsecured	639	1.21	626	1.79	694	2.20	592	2.68	1,049	3.20
Commercial non-mortgage	1,339	5.75	334	1.34	390	1.01	229	0.82	33	0.50

Total	$9,068	100.00%	$6,165	100.00%	$6,507	100.00%	$7,697	100.00%	$8,424	100.00%

Investment Activities

Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated – ViewPoint Bank” and “– Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Executive Vice President/Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Vice President/Director of Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Vice President/Director of Finance considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Asset/Liability Management” under Item 7A of this report. Our investment portfolio consists primarily of government-sponsored securities that have a market value in excess of total amortized cost as of December 31, 2008.

Our investment securities have historically consisted primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. agency notes and bonds from government sponsored enterprises, such as Freddie Mac, Fannie Mae and Ginnie Mae. These securities are high quality securities that possess minimal credit risk. See Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report.

During 2007, the Bank purchased five Trust Preferred Securities (TRUPs), which are classified as collateralized debt obligations. Subsequent to the issuance on February 9, 2009 of our preliminary earnings for the quarter and year ended December 31, 2008, regulatory reports as of December 31, 2008 became available that showed that the combined performance of the bank issuers in our collateralized debt obligations had deteriorated beyond what was originally anticipated. Based on this information, the Company recognized an other-than-temporary non-cash pre-tax impairment charge through earnings on these TRUPs of $13.8 million, leaving a total book value of $7.9 million at December 31, 2008. This charge was determined by applying an EITF 99-20 discounted cash flow analysis to these securities. The analysis included a review of the financial condition of the issuers with estimates of future deferrals, defaults and recoveries being factored into the analysis. As of December 31, 2008, no actual loss of principal or interest had occurred. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. REITs and loans are not a part of these securities. The market value of the TRUPs has decreased since purchase as the market for these securities has become inactive and market indicative prices are often not based on actual trades in these or similar securities.

Also, in 2008, the Company added SBA pools with a book value of $8.1 million and municipal bonds totaling $9.4 million to its securities portfolio. As a member of the Federal Home Loan Bank of Dallas, we had $18.1 million in stock of the Federal Home Loan Bank of Dallas at December 31, 2008. For the year ended December 31, 2008, we received $271,000 in dividends from the Federal Home Loan Bank of Dallas.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2008, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States Government Sponsored Enterprises.

	December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Available for Sale:
Investment securities:
US Government and agency	$18,502	$18,740	$35,006	$35,152	$30,059	$29,475
SBA pools	8,313	8,100	—	—	—	—
Collateralized debt obligations	7,940	7,940	21,496	19,616	—	—
Agency collateralized mortgage obligations	313,391	310,065	347,376	349,234	214,788	215,011
Agency mortgage-backed securities	137,338	138,171	137,678	138,873	79,782	80,037

Total available for sale	485,484	483,016	541,556	542,875	324,629	324,523

Held to maturity:
Investment securities:
US Government and agency	9,992	10,143	—	—	—	—
Municipal bonds	9,384	9,642	—	—	—	—
Agency collateralized mortgage obligations	12,304	12,696	5,688	5,683	11,271	11,236
Agency mortgage-backed securities	140,663	144,098	14,403	14,519	—	—

Total held to maturity	172,343	176,579	20,091	20,202	11,271	11,236

Total investment securities	657,827	659,595	561,647	563,077	335,900	335,759

Federal Home Loan Bank stock	18,069	18,069	6,241	6,241	3,724	3,724

Total	$675,896	$677,664	$567,888	$569,318	$339,624	$339,483

The composition and contractual maturities of the investment securities portfolio as of December 31, 2008, excluding Federal Home Loan Bank stock, are indicated in the following table. However, it is expected that investment securities with prepayment optionality characteristics will generally repay their principal in full prior to contractual maturity.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(Dollars in Thousands)

Securities available for sale:
US Government and agency	$13,002	3.97%	$5,500	5.50%	$—	—%	$—	—%	$18,502	4.43%	$18,740
SBA pools	—	—	—	—	8,313	2.82	—	—	8,313	2.82	8,100
Collateralized debt obligations	—	—	—	—	—	—	7,940	11.11	7,940	11.11	7,940
Agency mortgage-backed and collateralized mortgage obligations	2,254	5.33	11,437	5.25	44,413	5.29	392,625	4.30	450,729	4.43	448,236

Total securities available for sale	15,256	4.17	16,937	5.33	52,726	4.90	400,565	4.44	485,484	4.51	483,016

Held to maturity:
US Government and agency	—	—	9,992	4.78	—	—	—	—	9,992	4.78	10,143
Municipal bonds	—	—	1,277	3.52	6,745	3.65	1,362	4.02	9,384	3.69	9,642
Agency mortgage-backed and collateralized mortgage obligations	461	0.97	—	—	9,666	4.36	142,840	4.62	152,967	4.59	156,794

Total securities held to maturity	461	0.97	11,269	4.63	16,411	4.07	144,202	4.61	172,343	4.55	176,579

Total investment securities	$15,717	4.08%	$28,206	5.05%	$69,137	4.70%	$544,767	4.49%	$657,827	4.52%	$659,595

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans and investments, sales of loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings, money market and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At December 31, 2008 and 2007, we had $59.6 million and $0 in brokered deposits, respectively, which consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®). Through CDARS®, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis.

We primarily rely on competitive pricing policies, marketing and customer service to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Opening balance	$1,297,593	$1,234,881	$1,257,727
Net of deposits and withdrawals	214,968	25,639	(51,764)
Interest credited	35,529	37,073	28,918

Ending balance	$1,548,090	$1,297,593	$1,234,881

Net increase (decrease)	$250,497	$62,712	$(22,846)

Percent increase (decrease)	19.30%	5.08%	(1.82)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

	December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Non- interest-bearing demand	$172,395	11.13%	$190,163	14.66%	$211,301	17.11%
Interest bearing demand	98,884	6.39	71,934	5.54	69,711	5.64
Savings	144,530	9.34	156,129	12.03	198,546	16.08
Money market	482,525	31.17	414,483	31.94	438,570	35.52
IRA	8,188	0.53	8,116	0.63	10,590	0.86

Total non-certificates	906,522	58.56	840,825	64.80	928,718	75.21

Certificates:

0.00 - 1.99%	11,078	0.71	89	0.01	487	.04
2.00 - 3.99%	411,501	26.58	22,973	1.77	36,672	2.97
4.00 - 5.99%	218,989	14.15	433,155	33.38	269,004	21.78
6.00% and over	—	—	551	0.04	—	—

Total certificates	641,568	41.44	456,768	35.20	306,163	24.79

Total deposits	$1,548,090	100.00%	$1,297,593	100.00%	$1,234,881	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2008.

		2.00-	4.00-	6.00%		Percent
	0.00-1.99%	3.99%	5.99%	and over	Total	of Total

Certificate accounts maturing in quarter ending:

March 31, 2009	$3,258	$100,072	$40,726	$—	$144,056	22.45%
June 30, 2009	3,266	139,884	6,082	—	149,232	23.26
September 30, 2009	2,143	66,641	10,289	—	79,073	12.33
December 31, 2009	1,350	66,256	99,397	—	167,003	26.03
March 31, 2010	1,056	13,228	5,960	—	20,244	3.16
June 30, 2010	5	17,113	9,334	—	26,452	4.12
September 30, 2010	—	1,502	5,810	—	7,312	1.14
December 31, 2010	—	1,725	1,304	—	3,029	0.47
March 31, 2011	—	385	1,093	—	1,478	0.23
June 30, 2011	—	702	1,122	—	1,824	0.28
September 30, 2011	—	405	1,409	—	1,814	0.28
December 31, 2011	—	248	1,654	—	1,902	0.30
Thereafter	—	3,340	34,809	—	38,149	5.95

Total	$11,078	$411,501	$218,989	$—	$641,568	100.00%

Percent of Total	1.73%	64.14%	34.13%	—%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months	Over 3 to	Over 6 to	Over 12
	or Less	6 Months	12 Months	Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$49,843	$47,282	$68,591	$41,390	$207,106
Certificates of deposit of $100,000 or more	24,735	22,319	71,782	31,857	150,693
Public funds(1)	69,478	79,631	105,703	28,957	283,769

Total certificates of deposit	$144,056	$149,232	$246,076	$102,204	$641,568

(1)	Deposits from governmental and other public entities.

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand or to meet our asset/liability management goals. Our borrowings consist of advances from the Federal Home Loan Bank of Dallas and a $25.0 million repurchase agreement with Credit Suisse. See Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of certain of our mortgage loans and mortgage-backed and other securities.

These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2008, we had $410.8 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $360.6 million. In addition to Federal Home Loan Bank advances, the Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding.

The following table sets forth the maximum month-end balance and average balance of borrowings for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Maximum Balance:
FHLB advances	$410,841	$128,451	$55,762
Repurchase agreement	25,000	—	—

Average Balance Outstanding:
FHLB advances	$258,616	$83,501	$51,187
Repurchase agreement	25,000	—	—

The following table sets forth certain information as to ViewPoint Bank’s borrowings at the dates indicated.

	December 31,
	2008	2007	2006
	(Dollars in Thousands)

FHLB advances	$410,841	$128,451	$55,762

Repurchase agreement	25,000	—	—

Weighted average interest rate of FHLB advances during the period	4.00%	4.85%	4.66%

Weighted average interest rate of FHLB advances at end of period	2.52%	3.15%	4.28%

Weighted average interest rate of repurchase agreement during the period	1.62%	—	—

Weighted average interest rate of repurchase agreement at end of period	1.62%	—	—

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

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing ViewPoint MHC, ViewPoint Financial Group and ViewPoint Bank may be amended from time to time by the FDIC, the OTS or the SEC, as appropriate. Any such legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.

The OTS has extensive enforcement authority over all savings associations and their holding companies, including ViewPoint MHC, ViewPoint Bank and ViewPoint Financial Group. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required by law.

ViewPoint Bank. ViewPoint Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OTS extending to all aspects of its operations. This regulation of ViewPoint Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. ViewPoint Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to ViewPoint Financial Group. See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.” ViewPoint Bank also is subject to regulation and examination by the FDIC, which insures the deposits of ViewPoint Bank to the maximum extent permitted by law.

Office of Thrift Supervision. The investment and lending authority of ViewPoint Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. This includes a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities. At December 31, 2008, ViewPoint Bank had 6.4% of its assets in consumer loans, commercial paper and corporate debt securities.

As a federally chartered savings bank, ViewPoint Bank is required to meet a qualified thrift lender test. This test requires ViewPoint Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, ViewPoint Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, ViewPoint Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. As of December 31, 2008, ViewPoint Bank met the qualified thrift lender test with a qualified thrift investment percentage of 76.61%.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of ViewPoint Bank is regulated by the OTS. ViewPoint Bank is generally authorized to branch nationwide.

ViewPoint Bank is subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except for loans fully secured by readily marketable collateral, in which case that limit is increased to 25%. At December 31, 2008, ViewPoint Bank’s lending limit under this restriction was $24.5 million. We have no loans in excess of our lending limit.

The OTS’s oversight of ViewPoint Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.

We are subject to periodic examinations by the OTS. During these examinations, the examiners may require ViewPoint Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.

As a federally chartered savings bank, ViewPoint Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OTS.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in ViewPoint Bank generally up to a maximum of $100,000 per separately insured depositor, and up to a maximum of $250,000 per separately insured depositor for certain retirement accounts. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2009. On January 1, 2010, the standard coverage limit is scheduled to return to $100,000 for all deposit accounts, except for certain retirement accounts.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. The current annual risk-based assessment rates range from $0.05 per $100 of domestic deposits for well-managed, well-capitalized banks with the highest ratings, to $0.43 per $100 of domestic deposits for institutions posing the most risk to the DIF. The FDIC may increase or decrease the assessment rate schedule on a quarterly basis. In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2009, the annualized assessment rate of risk-adjusted deposits established by the FDIC for all DIF-assessable deposits was 1.14 basis points.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of noninterest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. ViewPoint Bank has not issued any senior unsecured debt to take advantage of the debt guarantee program; however, this program remains available to us. ViewPoint Bank is presently participating in the transaction account guarantee program and, as such, all funds in covered accounts held through December 31, 2009, will be covered with a full guarantee. In connection with this guarantee, a 10 basis point annual rate surcharge will be assessed on amounts in covered accounts exceeding $250,000.

In the event of the liquidation or insolvency of an insured depository institution, the claims of depositors and the FDIC, where the FDIC succeeds to the claims of depositors or has been appointed as a receiver, will be afforded priority over other general unsecured claims against such an institution.

In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC, in October 2008, proposed amendments to its deposit insurance rules to alter the way the assessment system differentiates risks among insured institutions and to change assessment rates, including base assessment rates, in order to increase assessment revenue. A uniform assessment increase for the first quarter of 2009 was adopted as a final rule in December 2008. The FDIC has also proposed further base rate assessment adjustments effective April 1, 2009, which imposes a emergency special assessment ranging from ten to 20 basis points on June 30, 2009. This assessment will be collected on September 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the FDIC Board of Directors on all insured depository institutions. Additionally, due to the extraordinary circumstances facing the banking industry, the FDIC has set an assessment rate schedule under which most insured institutions would pay an assessment rate up to 16 basis points before certain adjustments, effective the second quarter of 2009. We cannot currently provide any assurance as to the amount of any proposed increase in ViewPoint Bank’s deposit insurance premium rate, should there be an increase, because any increase would be dependent upon a number of factors, some of which are beyond our control. These increases in assessment rates could have a material adverse impact on earnings.

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

ViewPoint Financial Group and ViewPoint MHC. As savings and loan holding companies, ViewPoint Financial Group and ViewPoint MHC are subject to regulation, supervision and examination by the OTS. Under regulations of the OTS, ViewPoint MHC must own a majority of outstanding shares of ViewPoint Financial Group in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of ViewPoint Financial Group and ViewPoint MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.

If ViewPoint Bank fails the qualified thrift lender test, ViewPoint Financial Group and ViewPoint MHC must obtain the approval of the OTS prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for bank holding companies or their subsidiaries. In addition, within one year of such failure, ViewPoint Financial Group and ViewPoint MHC must register as, and will become subject to, the restrictions applicable to bank holding companies.

Under regulations of the OTS, ViewPoint MHC may convert to the stock form of ownership. In that stock conversion, the members of ViewPoint MHC would have a right to subscribe for shares of stock in a new company that would own ViewPoint MHC’s shares in ViewPoint Financial Group.

In addition, each share of stock in ViewPoint Financial Group not owned by ViewPoint MHC would be converted into shares in that new company in an amount that preserves the holders’ percentage ownership.

Capital Requirements for ViewPoint Bank. ViewPoint Bank is required to maintain specified levels of regulatory capital under regulations of the OTS. It became subject to these capital requirements on January 1, 2006, when it became a federally chartered savings bank. To be “adequately capitalized,” an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be “well capitalized,” an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets. The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to risk-weighted assets. The term “total risk-based capital ratio” means the ratio of total capital to risk-weighted assets.

The term “Tier 1 capital” generally consists of common shareholders’ equity and retained earnings, certain noncumulative perpetual preferred stock and related earnings, and excludes most intangible assets. At December 31, 2008, ViewPoint Bank had $1.1 million of intangibles and $8.3 million in disallowed servicing assets and deferred tax assets excluded from Tier 1 capital.

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

Risk-weighted assets are determined under the OTS capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OTS is authorized to require ViewPoint Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

The OTS is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an “adequately capitalized institution.” Any such institution must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations. The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on ViewPoint Bank may have a substantial adverse effect on its operations and profitability.

At December 31, 2008, ViewPoint Bank was considered a “well-capitalized” institution. Regulatory capital is discussed further in Note 18 of the Notes to Consolidated Financial Statements contained herein.

Capital Requirements for ViewPoint Financial Group and ViewPoint MHC. ViewPoint Financial Group and ViewPoint MHC are not subject to any capital requirements. The OTS, however, expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the Bank when it does not meet its capital requirements. As a result of this expectation, the OTS regulates the ability of ViewPoint Bank to pay dividends to ViewPoint Financial Group.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, ViewPoint Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” ViewPoint Bank received an “outstanding” rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws. ViewPoint Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require ViewPoint Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions, including ViewPoint Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. ViewPoint Bank must file a notice or application with the OTS before making any capital distribution. ViewPoint Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If ViewPoint Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution. The OTS may always object to any distribution based on safety and soundness concerns.

ViewPoint Financial Group will not be subject to OTS regulatory restrictions on the payment of dividends. Dividends from ViewPoint Financial Group, however, may depend, in part, upon its receipt of dividends from ViewPoint Bank. In addition, ViewPoint Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its

September 2006 mutual holding company reorganization and stock issuance. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the OTS. The interests of other shareholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. During 2008, ViewPoint Financial Group had paid cash dividends of $0.29 per share, and on January 21, 2009, it announced a quarterly cash dividend of $0.08 to shareholders of record as of the close of business on February 3, 2009. ViewPoint MHC waived these dividends.

Federal Securities Law. The stock of ViewPoint Financial Group is registered with the SEC under the Securities Exchange Act of 1934, as amended. ViewPoint Financial Group is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

ViewPoint Financial Group stock held by persons who are affiliates of ViewPoint Financial Group may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal shareholders. If ViewPoint Financial Group meets specified current public information requirements, each affiliate of ViewPoint Financial Group will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2008, ViewPoint Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

In 2006, the Texas Legislature passed House Bill 3 to amend the Texas Franchise Tax to the Texas Margins Tax, effective for franchise tax reports originally due on or after January 1, 2008. The revised tax base is the taxable entity’s margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. The calculation for the Company in 2008 was total revenue minus cost of goods sold. For a financial institution, cost of goods sold equals interest expense. The tax rate applied to the Texas portion of the tax base is 1%.

Subsidiary and Other Activities

As a federally chartered savings bank, the Company is permitted by OTS regulations to invest up to 2% of our assets, or $44.3 million at December 31, 2008, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

On September 1, 2007, the Company, through CFS, ViewPoint Bank’s wholly-owned subsidiary, completed its acquisition of substantially all of the assets and the loan origination business of BFMG. BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did CFS (now known as VPBM) assume any liabilities related to loans originated by BFMG prior to the closing. VPBM originates residential mortgages through its retail employees and wholesale division, primarily in Texas, and sells all loans it originates to ViewPoint Bank or to outside investors. At December 31, 2008, ViewPoint Bank’s investment in VPBM totaled $2.9 million.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, ViewPoint Bank’s share of deposits was approximately 8.4% in Collin County and less than 1.0% in all other market area counties.

Executive Officers of ViewPoint Financial Group and ViewPoint Bank

Garold (Gary) R. Base. Since 1987, Mr. Base has served as the President and Chief Executive Officer of ViewPoint Financial Group and ViewPoint Bank (including its predecessor entity.) He serves on the Board of Directors of both institutions. Additionally he currently serves as a Director of the North Texas Tollway Authority and has served as a Trustee of the Plano School District, Member of the Thrift Advisory Board of the Federal Reserve, Chairman of the Plano Chamber of Commerce, Board Member of the North Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association and in a number of other positions locally and nationally.

Mark E. Hord. Since 1999, Mr. Hord, age 46, has served as Executive Vice President and General Counsel of ViewPoint Financial Group and ViewPoint Bank and their predecessor entity. He also serves as Secretary of ViewPoint Financial Group and ViewPoint Bank. Mr. Hord’s responsibilities include, among others, legal and compliance, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments matters. He also serves on the Board of Directors of VPBM.

Pathie (Patti) E. McKee. Since 1997, Ms. McKee, age 44, has served as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Financial Group and ViewPoint Bank and their predecessor entity. Ms. McKee oversees our finance, investment, risk management and marketing operations. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee held various other positions with the Company, including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant and holds a Master of Business Administration degree.

James C. Parks. Mr. Parks, age 56, joined ViewPoint Bank in May 2006, as the Company’s Executive Vice President, Chief Operations Officer and Chief Information Officer. Prior to joining ViewPoint Bank, Mr. Parks served as Executive Vice President of Bank Operations for TexasBank, an independent regional bank in Fort Worth, Texas. Mr. Parks’ responsibilities at ViewPoint Bank include information systems technologies and back room operations. Mr. Parks has 30 years of experience in information systems and bank operations and previously served as President of Frost Financial Processors, a division of Frost National Bank – San Antonio, managing data processing and servicing for 25 independent community banks.

Rick M. Robertson. Mr. Robertson, age 56, joined ViewPoint Bank in February 2006, as the Company’s Executive Vice President and Chief Banking Officer. Mr. Robertson’s responsibilities include retail, business, and mortgage banking, credit administration and loan operations. Since September 2007, Mr. Robertson has served as Chairman of VPBM. Mr. Robertson has over 30 years of banking experience including over 20 years of serving in leadership roles. Prior to joining ViewPoint Bank, Mr. Robertson worked for Key Bank where he served as the Michigan District President from February 2002 until February 2006.

Employees

At December 31, 2008, we had a total of 633 full-time employees and 46 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Negative developments in the financial industry and credit markets may adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2009. Many lending institutions have experienced declines in the performance of their loans, including construction loans and commercial real estate loans. In addition, as a consequence of the recession that the United States is now experiencing, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these economic crises, many lending institutions have experienced declines in the performance of their loans, including construction and commercial real estate loans. In addition, the values of the real estate collateral supporting many loans have declined and may continue to decline. Fortunately, to date, we have not experienced the same level of delinquencies as many of our competitors; however, the value of the real estate collateral supporting many of our loans has declined as a result of the current economic environment. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury has purchased preferred equity securities from participating institutions. The Treasury has not yet determined whether mutual holding companies such as ours will be eligible to participate in the

CPP and, if eligible, on what terms. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. In addition, the Treasury recently announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, common stock or securities convertible into our common stock, which could dilute your ownership interest in ViewPoint Financial Group.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate and commercial non-mortgage loans.

At December 31, 2008, our loan portfolio included $508.3 million of commercial real estate loans and commercial non-mortgage loans, or approximately 40.7% of our total loan portfolio. We have been increasing, and intend to continue to increase, our origination of these types of loans in 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operations and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.

Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to an one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings. See “Business - Lending Activities – Commercial Real Estate Lending” and “– Commercial Non-Mortgage Lending” under Item 1 of this report.

Our consumer loan portfolio possesses increased risk.

Our consumer loans accounted for approximately $141.2 million, or 11.3%, of our total loan portfolio as of December 31, 2008, of which $111.8 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect automobile loans were originated through a third party and not directly by us, they present greater risks than other types of lending activities. See “Business – Lending Activities – Consumer Lending” and “- Asset Quality” under Item 1 of this report.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 0.73% of gross loans and 191.11% of non-performing loans at December 31, 2008. As of December 31, 2008, we believe that the current allowance level is our best estimate of probable incurred credit losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, potentially having an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Fluctuations in the market value of our collateralized debt obligations may be further caused by a limited market and adverse credit developments among the issuers. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2008, the change in net unrealized losses on securities available for sale was $2.5 million. For the year ended December 31, 2008, the Company recognized a $13.8 million impairment through earnings due to write-downs on collateralized debt obligations. These non-cash write downs were determined using our other-than-temporary impairment analysis. As of December 31, 2008, no actual loss of principal or interest had occurred.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, lower interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that any adjustable rate assets obtained will not prepay. We also attempt to invest in shorter-term assets in our investment portfolio as a way to reduce our interest rate sensitivity.

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

The FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.

The Bank, as a federally chartered savings institution, is subject to federal regulation, and a thrift institution is subject to oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures.

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

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. See “Business – Competition” under Item 1 of this report.

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

Attacks directed against our customers to obtain sensitive information are becoming increasingly sophisticated. These illegal efforts include well-disguised “phishing” attacks and the use of fraudulently obtained debit card information. The Company has implemented strong defensive measures and established a quick response team to detect and terminate these attacks. Customer and employee awareness and timely reporting continue to be our most effective defense to minimize the risk inherent in these illegal attacks.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2008, we had 49 locations, including 12 in-store banking centers, 15 loan production offices, and five administrative offices. We own the majority of the space in which our administrative offices are located. At December 31, 2008, we owned 16 of our community bank offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $41.2 million at December 31, 2008. We intend to open several new full-service community bank offices within our existing market area over the next few years. In 2008, we opened two full-service community bank offices in Northeast Tarrant County and Oak Cliff. In 2009, we plan to open three new full-service community bank offices in Grapevine, Frisco, and Wylie with estimated future commitments totaling $4.2 million at December 31, 2008.

On January 2, 2009 the Company announced plans to expand its community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited grocery store banking centers. As a result, the Company will be closing eight in-store banking centers located in Carrollton, Dallas, Garland, Plano and McKinney in March 2009. These cities are already being served by full-service ViewPoint Bank offices. Additionally, in the second quarter of 2009, the Company will be closing an in-store banking center located in Frisco; a full-service community banking office will be opening in that area at the same time. Future impacts of these closings are not yet known, but in any event are not expected to have a material effect on our operations. No expense was incurred in 2008 relating to these prospective branch closings.

The following table provides information about ViewPoint Bank’s main and branch offices and indicates whether the properties are owned or leased.

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/08
				(Dollars in Thousands)

ADMINISTRATIVE OFFICES:

Contact Center	31,762	Owned	N/A	$2,722
2101 Custer Rd. Plano, TX 75075

Pitman East	54,409	Owned	N/A	$4,407
1201 W 15th St. Plano, TX 75075

Pitman West (Main Office)	53,022	Owned	N/A	$1,854
1309 W. 15th St. Plano, TX 75075

Richardson Annex	3,800	Owned	N/A	$62
700 E. Arapaho Richardson, TX 75081

Warehouse Lending	657	Leased	01/31/10	N/A
13984 W. Bowles Ave, Suite 200 Littleton, CO 80127

BANK OFFICES:

Addison	6,730	Leased	04/30/13	N/A
4560 Beltline Rd. Suite 100 Addison, TX 75001

Allen	4,500	Owned	N/A	$368
321 East McDermott Allen, TX 75002

Carrollton	6,800	Owned	N/A	$1,126
1801 Keller Springs Carrollton, TX 75006

Carrollton Kroger**	484	Leased	12/12/10	N/A
4038 Old Denton Rd. Carrollton, TX 75007

Coppell	5,674	Owned	N/A	$1,598
687 Denton Tap Rd. Coppell, TX 75019

East Plano	5,900	Owned	N/A	$1,310
2501 East Plano Pkwy Plano, TX 75074

Forest Lane Albertsons**	471	Leased	07/13/13	N/A
3630 Forest Lane Dallas, TX 75234

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/08
				(Dollars in Thousands)

Frisco	4,800	Owned	N/A	$1,012
3833 Preston Rd. Frisco, TX 75034

Garland	4,800	Owned	N/A	$800
2218 N. Jupiter Rd. Garland, TX 75046

Garland Tom Thumb**	550	Leased	06/30/12	N/A
2645 Arapaho Rd. Garland, TX 75044

Grand Prairie Albertsons*	452	Leased	08/08/12	N/A
215 N. Carrier Pkwy. Grand Prairie, TX 75050

Lake Highlands Albertsons*	391	Leased	11/14/11	N/A
10203 E. Northwest Hwy. Dallas, TX 75238

Los Rios Kroger**	473	Leased	04/21/09	N/A
1047 14th St. Plano, TX 75074

McKinney	4,500	Owned	N/A	$629
2500 W. Virginia Pkwy McKinney, TX 75071

McKinney Albertsons**	425	Leased	08/29/12	N/A
6800 W. Virginia Pkwy McKinney, TX 75071

McKinney Mini	1,800	Owned	N/A	$91
231 N. Chestnut McKinney, TX 75069

Midway Albertsons**	325	Leased	12/28/14	N/A
4349 W. Northwest Hwy Dallas, TX 75220

North Dallas Tom Thumb**	550	Leased	04/30/12	N/A
18212 Preston Rd. Dallas, TX 75252

Northeast Tarrant County	4,338	Owned	N/A	$1,712
3040 State Hwy. 121 Euless, TX 76039

NW Frisco Albertsons**	470	Leased	07/13/13	N/A
309 Main St. Frisco, TX 75034

Oak Cliff	2,800	Leased	09/30/13	N/A
2498 W. Illinois Ave. Dallas, TX 75233

Plano Albertsons**	311	Leased	06/19/11	N/A
1301 Custer Rd. Suite 200 Plano, TX 75075

			Lease	Net Book
	Square	Owned or	Expiration	Value at
Location	Footage	Leased	Date	12/31/08
				(Dollars in Thousands)

Plano Central	1,681	Owned	N/A	$812
1201 W 15th St. Plano, TX 75075

Richardson	22,000	Owned	N/A	$827
720 E. Arapaho Richardson, TX 75081

Richardson Mini	2,500	Owned	N/A	$113
1775 N. Plano Rd. Richardson, TX 75081

Tollroad Express	2,000	Owned	N/A	$532
5900 W. Park Blvd. Plano, TX 75093

West Allen	4,800	Owned	N/A	$815
225 S. Custer Rd. Allen, TX 75013

West Plano	22,800	Owned	N/A	$1,893
5400 Independence Pkwy Plano, TX 75075

West Richardson	4,500	Owned	N/A	$525
1280 W. Campbell Rd. Richardson, TX 75080

Wylie Albertsons*	425	Leased	08/29/12	N/A
921 Westgate Way Wylie, TX 75098

			Lease	Net Book
	Square		Expiration	Value at
Location	Footage	Owned or Leased	Date	12/31/08

LOAN PRODUCTION OFFICES:

Addison LPO	10,113	Leased	04/30/09	N/A
15601 Dallas Pkwy. Addison, TX 75001

Arlington LPO	1,074	Leased	06/30/09	N/A
2340 W. Interstate 20 Suites 210 and 212 Arlington, TX 76017

Austin LPO	1,555	Leased	05/31/09	N/A
3839 Bee Cave Rd. Suite 204 Austin, TX 78746

Cedar Creek LPO	180	Leased	08/01/09	N/A
331 N. Gun Barrel Lane Gun Barrel City, TX 75225

Clear Lake/Nassau Bay LPO	975	Leased	06/30/09	N/A
1120 NASA Pkwy. Suite 308 Houston, TX 77058

			Lease	Net Book
	Square		Expiration	Value at
Location	Footage	Owned or Leased	Date	12/31/08

Coppell LPO	2,540	Leased	08/31/12	N/A
275 S. Denton Tap Rd. Suite 100 Coppell, TX 75019

Dallas LPO	7,670	Leased	01/31/10	N/A
13101 Preston Rd. Suite 100 Dallas, TX 75240

Ennis LPO	100	Leased	07/31/09	N/A
1905 W. Ennis Ave. Suite 240B Ennis, TX 75119

Houston LPO	400	Leased	12/31/09	N/A
7500 San Felipe Suite 600 Houston, TX 77063

Park Cities LPO	4,654	Leased	04/30/11	N/A
5944 Luther Lane Suite 1000 Dallas, TX 75225

Plano LPO 1309 W. 15th St. Suite 320 Plano, TX 75075	N/A	Owned (in admin. office)	N/A	N/A

San Antonio LPO	3,212	Leased	11/30/12	N/A
6800 Park Ten Blvd. San Antonio, TX 78213

Southlake LPO	2,400	Leased	03/31/13	N/A
751 E. Southlake Blvd. Suite 120 Southlake, TX 76092

Waxahachie LPO	1,273	Leased	05/31/09	N/A
102 Professional Place Suite 101 Waxahachie, TX 75165

Weatherford LPO	1,422	Leased	06/30/13	N/A
300 S. Main St. Suite 204 Weatherford, TX 76086

*	Represents in-store location.

**	Represents in-store location closing in 2009.

We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of ViewPoint Bank and ViewPoint Financial Group.

We currently utilize IBM and FiServ CBS in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2008, was $4.2 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,656 holders of record of our common stock as of March 26, 2009.

The following table presents quarterly market high and low closing sales price information and cash dividends paid per share for our common stock for the two years ended December 31, 2008:

	Market Price Range
			Dividends
	High	Low	Declared

2007
Quarter ended March 31, 2007	$17.44	$16.05	$0.05
Quarter ended June 30, 2007	18.91	17.06	0.05
Quarter ended September 30, 2007	18.80	14.80	0.05
Quarter ended December 31, 2007	18.20	15.56	0.05

2008
Quarter ended March 31, 2008	$16.96	$14.54	$0.06
Quarter ended June 30, 2008	17.00	14.51	0.07
Quarter ended September 30, 2008	17.81	14.48	0.08
Quarter ended December 31, 2008	17.81	14.62	0.08

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006. There are regulatory restrictions on the ability of a federally chartered savings bank to pay dividends. See “How We Are Regulated – Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Company did not repurchase any shares of its outstanding common stock during the fourth quarter of the year ended December 31, 2008.

Equity Compensation Plans

Set forth below is information, at December 31, 2008, regarding the equity compensation plan that was approved by shareholders at the Company’s 2007 annual meeting of shareholders. This is our only equity compensation plan.

Number of
	Securities		Number of
	to be Issued		Securities
	Upon	Weighted	Remaining
	Exercise of	Average	Available For
	Outstanding	Exercise	Issuance
	Options	Price	Under Plan

2007 Equity Incentive Plan	235,661	$17.91	958,822	(1)

(1)	Includes 33,990 shares under the plan that may be awarded as restricted stock.

Shareholder Return Performance Graph Presentation

The line graph below compares the cumulative total shareholder return on ViewPoint Financial Group’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a savings and loan industry (Hemscott Group) index for the period October 3, 2006 (the date ViewPoint Financial Group common stock commenced trading on the NASDAQ Global Select Market), through December 31, 2008. The information presented below assumes $100 was invested on October 3, 2006, in ViewPoint Financial Group’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG VIEWPOINT FINANCIAL GROUP,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

	10/03/06	12/31/06	12/31/07	12/31/08

VIEWPOINT FINANCIAL GROUP	$100.00	$169.40	$167.26	$165.33
HEMSCOTT GROUP INDEX	100.00	106.88	62.63	44.18
NASDAQ MARKET INDEX	100.00	107.19	117.85	69.90

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

Item 6.	Selected Financial Data

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Selected Financial Condition Data:

Total assets	$2,213,415	$1,658,204	$1,529,760	$1,428,062	$1,400,021
Loans held for sale	159,884	13,172	3,212	2,306	3,238
Loans receivable, net	1,239,708	908,650	965,452	1,073,167	1,086,448
Securities available for sale, at fair value:
U.S. government and federal agency securities	26,840	35,152	29,475	21,892	24,917
Agency mortgage-backed and collateralized mortgage obligations	448,236	488,107	295,048	79,968	1,305
Collateralized debt obligations	7,940	19,616	—	—	—
Securities held to maturity, at amortized cost:
U.S. Government and Agency securities	9,992	20,091	11,271	18,007	23,040
Corporate bonds	—	—	—	3,009	5,094
Municipal bonds	9,384	—	—	—	—
Agency mortgage-backed and collateralized mortgage obligations	152,967	—	—	20,946	35,295
Federal Home Loan Bank stock	18,069	6,241	3,724	3,958	4,481
Bank-owned life insurance	27,578	26,497	—	—	—
Deposits	1,548,090	1,297,593	1,234,881	1,257,727	1,228,999
Borrowings	435,841	128,451	55,762	47,680	57,545
Shareholders’ equity	194,057	203,794	214,778	101,181	99,431

Selected Operations Data:
Total interest income	$97,408	$84,054	$72,726	$64,421	$59,428
Total interest expense	46,169	41,121	31,386	23,342	18,285

Net interest income	51,239	42,933	41,340	41,079	41,143
Provision for loan losses	6,171	3,268	2,565	6,120	6,199

Net interest income after provision for loan losses	45,068	39,665	38,775	34,959	34,944

Service charges and fees	19,779	22,389	20,589	20,359	21,693
Net gain on sales of loans	9,390	1,298	199	351	631
Loan servicing fees	252	305	262	383	191
Brokerage fees	434	602	557	548	583
Gain on sale of membership interests	—	—	—	855	—
Bank-owned life insurance income	1,081	460	—	—	—
Gain on redemption of Visa, Inc. shares	771	—	—	—	—
Non-cash loss on write-down of collateralized debt obligations to fair value	(13,809)	—	—	—	—
Title fee income	—	—	384	524	466
Other noninterest income	801	1,049	1,443	1,465	1,158

Total noninterest income	18,699	26,103	23,434	24,485	24,722
Total noninterest expense	69,118	57,957	56,080	56,720	50,650

Income (loss) before income tax expense ( benefit)	(5,351)	7,811	6,129	2,724	9,016
Income tax expense (benefit)(1)	(2,195)	2,744	(3,557)	—	—

Net income (loss)(1)	$(3,156)	$5,067	$9,686	$2,724	$9,016

	Year Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data (Unaudited):
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(0.17)%	0.32%	0.65%	0.19%	0.67%
Return on assets tax effected	n/a	n/a	n/a	0.12%	0.42%
Return on equity (ratio of net income (loss) to average equity)	(1.58)%	2.39%	6.76%	2.72%	9.49%
Return on equity tax effected	n/a	n/a	n/a	1.71%	5.98%
Interest rate spread information:
Average during period	2.33%	2.08%	2.41%	2.83%	3.06%
End of period	2.11%	2.12%	2.19%	2.78%	2.95%
Net interest margin	2.86%	2.86%	3.00%	3.13%	3.29%
Non-interest income to operating revenue	16.10%	23.70%	24.37%	27.54%	29.38%
Operating expense to average total assets	3.62%	3.62%	3.79%	4.00%	3.76%
Average interest-earning assets to average interest-bearing liabilities	120.38%	128.59%	125.57%	117.04%	116.24%
Efficiency ratio	98.83%	83.95%	86.58%	86.51%	76.90%
Dividend payout ratio	n/m*	41.74%	n/a	n/a	n/a

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.29%	0.26%	0.26%	0.36%	0.61%
Non-performing loans to gross loans	0.38%	0.38%	0.35%	0.43%	0.69%
Allowance for loan losses to non-performing loans	191.11%	175.49%	193.03%	167.51%	112.55%
Allowance for loan losses to gross loans	0.73%	0.67%	0.67%	0.72%	0.78%

Capital Ratios:
Equity to total assets at end of period	8.77%	12.29%	14.04%	7.09%	7.10%
Average equity to average assets	10.46%	13.25%	9.69%	7.07%	7.06%

Other Data:
Number of locations (including in-store banking centers and loan production offices)	45	37	34	33	33
Number of in-store banking centers	12	12	16	18	18

* Number is not meaningful

(1)	Until its conversion to a federally chartered savings bank on January 1, 2006, ViewPoint Bank was a credit union, generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, ViewPoint Bank recorded a deferred tax asset in the amount of $6.6 million, as well as a related tax benefit in the income statement of $6.1 million. The following table illustrates a reconciliation to pro forma net income for all periods presented, had ViewPoint Bank been subject to federal and state income taxes:

	2008	2007	2006	2005	2004
	(In Thousands)

Historical net income (loss)	$(3,156)	$5,067	$9,686	$2,724	$9,016
Less: pro forma tax expense	n/a	n/a	n/a	(1,008)	(3,336)
Less: tax benefit	n/a	n/a	6,108	n/a	n/a

Pro forma net income (loss)	$(3,156)	$5,067	$3,578	$1,716	$5,680

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate, automobiles and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and levels of personal income and savings. Also, due to our high concentration in demand deposits, deposit flows often fluctuate depending on the time of the month and payroll cycles. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company’s earnings are primarily dependent upon our net interest income, which is the difference between interest income and interest expense, and fee income.

Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. The Company’s earnings are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, other income, operating expenses and income taxes.

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

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision expense are susceptible to change in the near term as a result of changes in our credit quality, which are evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our residential and commercial real estate loan portfolios and have discontinued our indirect automobile lending program. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Other-than-Temporary Impairments. The Company evaluates all securities for other-than-temporary impairment on at least a quarterly basis. The evaluation is done more frequently when economic, market, or security specific concerns warrant such evaluation. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer(s), and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

For collateralized debt obligations, the issuer’s financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument are analyzed. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement, and ratio information. Industry and market information are also considered. Through this analysis, actual deferrals, defaults and recoveries, as well as estimates of future deferrals, defaults and recoveries, are factored into a discounted cash flow model using EITF 99-20 methodology.

The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well.

Subsequent to the issuance on February 9, 2009 of our preliminary earnings for the quarter and year ended December 31, 2008, regulatory reports as of December 31, 2008 became available that showed that the combined performance of the bank issuers in our collateralized debt obligations had deteriorated beyond what was originally anticipated. Based on this information, the Company determined that the collateralized debt obligations were other-than-temporarily impaired at December 31, 2008, and took a $13.8 million charge to earnings, resulting in a book value at that date of $7.9 million. This was a non-cash charge and is reflected in noninterest income. As of December 31, 2008, no actual loss of principal or interest had occurred. We did not consider any of our securities to be other-than-temporarily impaired at December 31, 2007.

Business Strategy

Our principle objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:

•	Controlling operating expenses while continuing to provide quality personal service to our customers;

•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans, warehouse lines, and secured business loans;

•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross-selling our loan and deposit products and services to our customers;

•	Expanding our banking network with de novo, full-service community bank offices, and potentially by selectively acquiring production offices and other financial institutions;

•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;

•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management and liquidity purposes; and

•	Maintaining a high level of asset quality.

On January 2, 2009 the Company announced plans to expand its community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited grocery store banking centers. As a result, the Company will be closing eight in-store banking centers located in Carrollton, Dallas, Garland, Plano and McKinney in March 2009. Additionally, in May 2009, the Company will be closing an in-store banking center located in Frisco; a full-service community banking office will be opening in that area at the same time. These cities are already being served by full-service ViewPoint Bank offices. Future impacts of these closings are not yet known, but in any event are not expected to have a material effect on our operations.

Comparison of Financial Condition at December 31, 2008, and December 31, 2007

General. Total assets increased by $555.2 million, or 33.5%, to $2.21 billion at December 31, 2008, from $1.66 billion at December 31, 2007. The growth in total assets was primarily caused by a $477.8 million, or 51.8%, increase in net loans (including loans held for sale) and a $92.4 million, or 16.4%, increase in securities. These increases were partially offset by a decrease in cash and cash equivalents of $41.0 million, or 55.8%, which was utilized to fund the increased lending.

Loans. We are experiencing significant growth in our residential mortgages as one-to four-family mortgage loans have increased by $166.7 million, or 50.1%, from $332.8 million at December 31, 2007, to $499.5 million at December 31, 2008. Since December 31, 2007, the Company has opened eight new mortgage loan production offices to expand VPBM’s footprint in the Texas market. The Company originated $505.6 million in one-to four-family mortgage loans in 2008, of which $285.4 million were sold to outside investors.

Our commercial real estate loan portfolio has also increased by $184.4 million, or 73.1%, from $252.1 million at December 31, 2007, to $436.5 million at December 31, 2008, while commercial non-mortgage loans grew by $59.6 million, or 485.2%, for the same period, due to $53.3 million of outstanding warehouse lines classified as commercial lines of credit.

Through our warehouse lending program, the Company provides short-term, secured advances to mortgage bankers on a revolving basis. These advances enable the mortgage banking customer to close one-to four-family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Company. These credit facilities may be structured as a warehouse line of credit, a loan repurchase agreement, or a master loan participation agreement (any one or all of which are referred to as “warehouse lines”).

The warehouse lines are secured by the underlying one-to four-family real estate loans from the time the loans are originated until they are sold by the mortgage banker. Warehouse lines made under our standard loan participation agreement are classified as mortgage loans held for sale and had an outstanding balance of $137.5 million at December 31, 2008.

The growth in our loan portfolio was partially offset by a $91.1 million, or 44.9%, decline in automobile loans, primarily indirect automobile loans. We discontinued our indirect automobile lending program in 2007, so as our indirect automobile portfolio pays down, the proceeds are being reinvested in real estate and commercial loans.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to these groups of loans to estimate the probable incurred losses in the loan portfolio. The amount of probable loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as qualitative factors such as industry and economic indicators, to establish loss allocations on our commercial non-mortgage loans and one-to four-family and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss ratio is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a qualitative factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonal and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individually classified, large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114.

For the specific component, the allowance for loan losses on individually analyzed loans includes commercial non-mortgage loans and one-to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

As we continue to expand our loan portfolio, we are focused on maintaining our solid asset quality by applying stringent underwriting guidelines to all loans that we originate. The vast majority of our residential real estate loans are full-documentation, standard “A” type products. We do not offer any subprime loan origination products. Our mortgage lending subsidiary, VPBM, has been providing mortgage loans since 1988, while performing in-house underwriting and closing for all loans originated. Our asset quality data is a direct reflection of our conservative approach to loan origination. During this turbulent time in the credit market, net charge-offs for the year ended December 31, 2008, have declined by $342,000, from $3.6 million for the year ended December 31, 2007, to $3.3 million for 2008.

Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under SFAS No. 114, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a lengthier term to maturity. Our non-performing loans to total loans ratio has remained steady at 0.38% for the year ended December 31, 2008, compared to 0.38% for the same period in 2007. While our non-accruing loans have only increased by $115,000, troubled debt restructurings increased by $1.1 million, primarily due to $1.8 million in commercial real estate loans whose terms were modified during 2008. At December 31, 2008, our non-performing assets made up 0.29% of total assets, compared to 0.26% of total assets at December 31, 2007.

Our allowance for loan losses at December 31, 2008, was $9.1 million, or 0.73% of gross loans, compared to $6.2 million, or 0.67% of loans, at December 31, 2007. The $2.9 million, or 47.1%, increase in our allowance for loan losses was primarily due to the growth in our residential and commercial real estate loan portfolios. Also, in July 2008, we initiated our warehouse lending program, which contributed to a $59.6 million increase in our commercial non-mortgage portfolio. The increase in allowance for loan loss coverage due to our growing real estate loan portfolio was partially offset by a decline of $91.1 million in our automobile loan portfolio, which resulted in a decline in the amount of the allowance allocated to automobile loans.

Cash and Cash Equivalents. Cash and cash equivalents declined by $41.0 million, or 55.8%, to $32.5 million at December 31, 2008, from $73.5 million at December 31, 2007. Increased loan funding has contributed to the decrease in cash. Also, the average yield earned on interest-earning deposits at other financial institutions dropped 263 basis points, from 4.65% for the year ended December 31, 2007, to 2.02%

for the year ended December 31, 2008. Due to these lower yields, we now invest excess funds in securities rather than with other financial institutions.

Securities. Our securities portfolio increased by $92.4 million, or 16.4%, to $655.4 million at December 31, 2008, from $563.0 million at December 31, 2007, due to the purchase of $242.7 million of securities during the year ended December 31, 2008. These purchases consisted of $173.9 million (71.7%) in agency mortgage-backed securities, $15.0 million (6.2%) in agency bonds, $35.3 million (14.5%) in agency collateralized mortgage obligations, $9.4 million (3.9%) in municipal bonds and $9.1 million (3.7%) in Small Business Association loan pools. These purchases had a weighted average yield of 4.60% and a weighted average life of 4.5 years. This increase in securities was partially offset by maturities and paydowns totaling $133.6 million.

Deposits. Total deposits increased by $250.5 million, or 19.3%, from $1.30 billion at December 31, 2007, to $1.55 billion at December 31, 2008. Deposit growth is primarily attributed to an increase of $184.8 million, or 40.5%, in time accounts, as these account balances increased from $456.8 million at December 31, 2007, to $641.6 million at December 31, 2008. Also, savings and money market accounts increased by $56.5 million, or 9.8%, from $578.7 million at December 31, 2007, to $635.2 million at December 31, 2008, while interest-bearing demand accounts increased by $27.0 million, or 37.5%. This growth in deposits was partially offset by a $17.8 million, or 9.3%, decline in non-interest-bearing demand accounts.

In May 2008, we introduced our Absolute Checking product, which, at December 31, 2008, accounted for $35.9 million of our interest-bearing demand accounts. This product provides a 4.0% annual percentage yield on account balances up to $50,000 and free online banking, ATM transactions and free checks. To earn that high rate, the customer must have either direct deposit or actively use free online bill pay, receive their monthly statements and notices online, and use their Visa Check Card for purchases at least 15 times per month. In October 2008, we launched our participation in the Certificate of Deposit Account Registry Service® (CDARS®). Through CDARS®, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by virtue of the Company placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. At December 31, 2008, certificates from the CDARS® network accounted for $59.6 million of our time deposits.

Borrowings. Federal Home Loan Bank advances increased by $282.3 million, or 219.8%, from $128.5 million at December 31, 2007, to $410.8 million at December 31, 2008. As our loan portfolio increases, the Company utilizes Federal Home Loan Bank advances and other borrowings to leverage the balance sheet, to increase liquidity, and to extend the duration of liabilities to more closely match assets. At December 31, 2008, the Company was eligible to borrow an additional $360.6 million. In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25.0 million as an additional funding source to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. At December 31, 2008, the average balance of borrowings had a weighted average rate of 3.84%.

Shareholders’ Equity. Total shareholders’ equity decreased by $9.7 million, or 4.8%, to $194.1 million at December 31, 2008, from $203.8 million at December 31, 2007. The decrease in shareholders’ equity was primarily due to a decrease in retained earnings of $6.3 million. This decline in retained earnings was primarily caused by a net loss for the year ended December 31, 2008, of $3.2 million, compared to net income for the year ended December 31, 2007, of $5.1 million. The net loss resulted from a $13.8 million non-cash pre-tax charge for other-than-temporary impairment of collateralized debt obligations. The unrealized loss on these securities was historically reported within accumulated other comprehensive loss, a component of total shareholders’ equity. This non-cash charge was determined by applying an EITF 99-20 discounted cash flow analysis to these securities. The analysis included a review of the financial condition of the issuers with estimates of future deferrals, defaults and recoveries being factored into the analysis. As of December 31,

2008, no actual loss of principal or interest had occurred. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. The market for these securities has become inactive, and market indicative prices are often not based on actual trades in these or similar securities. As a result of the new FASB Staff Position No. 157-3, issued October 10, 2008, the Company has moved to a Level 3 fair value calculation that includes risk adjustments that market participants would make, including adjustments for credit and liquidity risks. (Please see Note 6 of the Notes to Consolidated Financial Statements – Fair Value, set forth in Item 8 of this report, for more information.)

During the year ended December 31, 2008, we repurchased 289,346 shares of our common stock, resulting in a $4.3 million increase in treasury stock. Also, in 2008 we paid dividends to minority shareholders totaling $0.29 per share, resulting in a $3.2 million decrease to shareholders’ equity. The decline in shareholders’ equity was partially offset by ESOP shares earned totaling $1.7 million.

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

	Year Ended December 31,
	2008			2007			2008
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)

Interest-earning assets
Loans receivable(1)	$1,102,910	$66,386	6.02%	$921,387	$54,674	5.93%	$1,009,131	$56,154	5.56%
Mortgage-backed securities	230,701	10,881	4.72	126,158	6,296	4.99	58,074	2,851	4.91
Collateralized mortgage obligations	328,235	15,505	4.72	316,468	16,965	5.36	147,025	7,060	4.80
Investment securities	59,392	3,170	5.34	47,815	2,046	4.28	39,250	1,420	3.62
FHLB stock	12,003	271	2.26	4,581	208	4.54	3,750	185	4.93
Interest-earning deposit accounts	59,294	1,195	2.02	83,182	3,865	4.65	121,587	5,056	4.16

Total interest-earning assets	1,792,535	97,408	5.43	1,499,591	84,054	5.61	1,378,817	72,726	5.27

Noninterest-earning assets	114,490			99,537			101,344

Total assets	$1,907,025			$1,599,128			$1,480,161

Interest-bearing liabilities
Interest-bearing demand	$81,672	868	1.06	$68,320	428	0.63	$66,620	226	0.34
Savings and money market	603,202	14,442	2.39	619,716	17,711	2.86	719,921	18,432	2.56
Time	526,848	20,219	3.84	394,658	18,934	4.80	249,537	10,260	4.11
Borrowings	277,366	10,640	3.84	83,501	4,048	4.85	51,187	2,385	4.66
Other interest-bearing liabilities	—	—	—	—	—	—	10,775	83	0.77

Total interest-bearing liabilities	1,489,088	46,169	3.10	1,166,195	41,121	3.53	1,098,040	31,386	2.86

Noninterest-bearing liabilities	218,400			221,064			238,747

Total liabilities	1,707,488			1,387,259			1,336,787

Total capital	199,537			211,869			143,374

Total liabilities and capital	$1,907,025			$1,599,128			$1,480,161

Net interest income		$51,239			$42,933			$41,340

Net interest rate spread			2.33%			2.08%			2.41%

Net earnings assets	$303,447			$333,396			$280,777

Net interest margin			2.86%			2.86%			3.00%

Average interest-earning assets to average interest-bearing liabilities	120.38%			128.59%			125.57%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets
Loans receivable	$10,916	$796	$11,712	$(5,066)	$3,586	$(1,480)
Mortgage-backed securities	4,949	(364)	4,585	3,397	48	3,445
Collateralized mortgage obligations	613	(2,073)	(1,460)	8,997	908	9,905
Investment securities	556	568	1,124	341	285	626
FHLB stock	208	(145)	63	39	(16)	23
Interest earning deposit accounts	(898)	(1,772)	(2,670)	(1,734)	543	(1,191)

Total interest-earning assets	$16,344	$(2,990)	13,354	$5,974	$5,354	11,328

Interest-bearing liabilities
Interest-bearing demand	$96	$344	440	$6	$196	202
Savings and money market	(461)	(2,808)	(3,269)	(2,728)	2,007	(721)
Time	5,548	(4,263)	1,285	6,740	1,934	8,674
Borrowings	7,599	(1,007)	6,592	1,563	100	1,663
Other interest-bearing liabilities	—	—	—	(83)	—	(83)

Total interest-bearing liabilities	$12,782	$(7,734)	5,048	$5,498	$4,237	9,735

Net interest income			$8,306			$1,593

Comparison of Results of Operation for the Years Ended December 31, 2008, and 2007

General. For the year ended December 31, 2008, the Company recorded a net loss of $3.2 million, a decrease of $8.2 million, or 162.3%, from net income of $5.1 million for the year ended December 31, 2007. Subsequent to the issuance on February 9, 2009 of our preliminary earnings for the quarter and year ended December 31, 2008, regulatory reports as of December 31, 2008 became available that showed that the combined performance of the bank issuers in the collateralized debt obligations held in the Company’s securities portfolio had deteriorated beyond what was originally anticipated. Based on this information, the Company recognized an other-than-temporary non-cash pre-tax impairment charge through earnings on these collateralized debt obligations of $13.8 million, which primarily caused the net loss. The unrealized loss on these securities was historically reported within accumulated other comprehensive loss, a component of total shareholders’ equity on the Company’s balance sheet. Excluding this impairment charge, noninterest income increased by $6.4 million and interest income increased by $13.3 million. The increased interest income was partially offset by a $5.1 million increase in interest expense, while noninterest expense increased by $11.1 million and the provision for loan losses increased by $2.9 million.

Earnings for 2008 included a $1.2 million benefit related to the Visa initial public offering and share-based compensation expense of $1.7 million from the Equity Incentive Plan adopted in May 2007.

Comparatively, during the year ended December 31, 2007, the Company recognized a litigation liability of $446,000 recorded in connection with separate settlements between Visa, Inc. (“Visa”) and American Express, Discover, and other interchange litigants and share-based compensation expense of $1.1 million for approximately seven months under the Equity Incentive Plan.

Interest Income. Interest income increased by $13.3 million, or 15.9%, to $97.4 million for the year ended December 31, 2008, from $84.1 million for the year ended December 31, 2007. This growth was primarily due to an $11.7 million, or 21.4%, increase in loan interest income, as the average balance of our loan portfolio increased by $181.5 million, or 19.7%, from $921.4 million for the year ended December 31, 2007, to $1.10 billion for the year ended December 31, 2008. Also, interest income on securities increased by $4.2 million, or 16.8%, from $25.3 million for the year ended December 31, 2007, to $29.5 million for the year ended December 31, 2008. While the average yields earned on mortgage-backed securities and collateralized mortgage obligations for the year ended December 31, 2008, decreased by 27 basis points and 64 basis points, respectively, from the year ended December 31, 2007, the average balances in these categories increased by $104.5 million and $11.8 million, respectively, for the same periods. The average yield and average balance of other investment securities, which include agency and municipal bonds, Small Business Administration loan pools, and collateralized debt obligations, increased by 106 basis points and $11.6 million, respectively, from the year ended December 31, 2007, to the year ended December 31, 2008. Overall, the average yield on interest-earning assets decreased by 18 basis points, from 5.61% for the year ended December 31, 2007, to 5.43% for the year ended December 31, 2008, primarily due to the reduction in market interest rates during the period.

The increase in interest income due to the higher balances of loans and securities was partially offset by lower interest income from interest-bearing deposits in other financial institutions, which decreased by $2.7 million, or 69.1%, from $3.9 million for the year ended December 31, 2007, to $1.2 million for the year ended December 31, 2008. This decline was primarily attributable to a decrease of $23.9 million, or 28.7%, in the average balance retained in these accounts, from $83.2 million for the year ended December 31, 2007, to $59.3 million for the year ended December 31, 2008. The funds moved from interest-earning deposit accounts in other financial institutions have been reinvested in loans and securities. A 263 basis point decline in the average yield earned on these deposits for the year ended December 31, 2008, also contributed to the decline in interest income they generated as the Federal Open Market Committee reduced its target for the federal funds rate by 400 basis points during 2008.

Interest Expense. Interest expense increased by $5.1 million, or 12.3%, from $41.1 million for the year ended December 31, 2007, to $46.2 million for the year ended December 31, 2008. This increase was caused by higher average balances of advances and other borrowings, which increased from $83.5 million for the year ended December 31, 2007, to $277.4 million for the year ended December 31, 2008. This $193.9 million, or 232.2%, increase led to a $6.3 million, or 155.4%, increase in interest expense paid on Federal Home Loan Bank advances. Also, the Company paid $300,000 in interest expense on the $25.0 million repurchase agreement entered into in April 2008. We utilize Federal Home Loan Bank advances and the repurchase agreement to leverage our balance sheet, to increase liquidity, and to extend the duration of our liabilities to more closely match our assets. The increase in interest expense on advances was partially offset by a 101 basis point decline in the rate paid for borrowings, as the average rate for the year ended December 31, 2008, dropped to 3.84% from 4.85% for 2007.

A decline of $1.5 million, or 4.2%, in interest expense on deposits also helped to offset the increase in other types of interest expense. This decrease was due to lower rates paid on our savings, money market and time deposits as a result of the falling interest rate environment. The average rates paid on savings and money market accounts and on time deposits decreased from 2.86% and 4.80%, respectively, for the year ended December 31, 2007, to 2.39% and 3.84%, respectively, for the year ended December 31, 2008. While the average balance of savings and money market accounts declined by $16.5 million for the year ended December 31, 2008, the average balance of time deposits increased by $132.2 million. Overall, the average rate paid on interest-bearing liabilities decreased 43 basis points, from 3.53% for the year ended December 31, 2007, to 3.10% for the year ended December 31, 2008.

Net Interest Income. Net interest income increased by $8.3 million, or 19.3%, to $51.2 million for the year ended December 31, 2008, from $42.9 million for the year ended December 31, 2007. The net interest rate spread increased 25 basis points to 2.33% for the year ended December 31, 2008, from 2.08% for 2007. The net interest margin remained steady for the year ended December 31, 2008, at 2.86%, the same rate as for the year ended December 31, 2007.

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

Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as large commercial loans, are evaluated individually, and specific loss allocations are provided for these loans when management has concerns about the borrowers’ ability to repay. Based on management’s evaluation, provisions for loan losses of $6.2 million and $3.3 million were made during the years ended December 31, 2008, and December 31, 2007, respectively. The $2.9 million, or 88.8%, increase in provisions for loan losses was primarily caused by the growth of our loan portfolio. Compared to the year ended December 31, 2007, our average balance of loans has increased by $181.5 million, or 19.7%, with the growth being driven by residential and commercial real estate loans and our new warehouse lending program. While provision expense has increased, net charge-offs have decreased by $342,000, or 9.5%, from $3.6 million for the year ended December 31, 2007, to $3.3 million for the year ended December 31, 2008. The decline in charge-offs was primarily caused by lower balances in consumer loans, which generally entail greater risk than do one-to four- family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. At December 31, 2008, our allowance for loans losses to total loans was 0.73%, compared to 0.67% at December 31, 2007.

Noninterest Income. Noninterest income decreased by $7.4 million, or 28.4%, to $18.7 million for the year ended December 31, 2008, from $26.1 million for the year ended December 31, 2007. The decline in noninterest income was caused by a $13.8 million non-cash impairment charge to write down our collateralized debt obligations to their fair value of $7.9 million. This charge was partially offset by an $8.1 million, or 623.4%, increase in the net gain on sales of loans, as we sold $285.4 million in mortgage loans to outside investors during the year ended December 31, 2008. The Company completed its acquisition of the assets of BFMG on September 1, 2007; therefore, the Company did not recognize similar gains on loan sales for the year ended December 31, 2007.

Bank-owned life insurance income from a policy purchased in September 2007 totaled $1.1 million for the year ended December 31, 2008, compared to $460,000 for the year ended December 31, 2007, which also contributed to the increase in noninterest income. Additionally, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering. This increase was partially offset by a $2.6 million decline in service charges and fees primarily due to lower account service charges, lending fees and non-sufficient fund fees.

Noninterest Expense. Noninterest expense increased by $11.1 million, or 19.3%, to $69.1 million for the year ended December 31, 2008, from $58.0 million for the year ended December 31, 2007. The rise in noninterest expense was primarily attributable to higher salary expense of $11.8 million, or 37.3%, as our full-time employee equivalent count increased from 547 at December 31, 2007, to 656 at December 31, 2008. Over the past year, we have added employees due to the September 2007 BFMG acquisition and the expansion of our community bank office network, as well as hired experienced retail banking and warehouse lending personnel, all of whom will help us to fully serve our customers by providing a wide range of banking services. Community bank office staff hired since December 2007 included staff for our Northeast Tarrant County community bank office, which opened in August 2008, and our Oak Cliff community bank office, which opened in late October 2008. (Please see Item 2 – Properties, set forth in Part 1 of this report.)

Included in salary expense for the year ended December 31, 2008, are nonrecurring earnout payments totaling $228,000 to former partners of BFMG related to the acquisition agreement for that transaction, with no similar payments during the year ended December 31, 2007. Also, the Company recognized higher share-based compensation expense of $629,000 from the Equity Incentive Plan approved in May 2007, which contributed approximately seven months of expense in 2007 compared to a full year of expense in 2008. The increase in noninterest expense was partially offset by lower outside professional services expense of $930,000 during the year ended December 31, 2008, due to the reversal of $446,000 of the Visa litigation liability originally recorded in the fourth quarter of 2007. In October 2008, we received notice from Visa that they had reached a settlement in principle with Discover Financial Services, which is covered litigation under Visa’s retrospective responsibility plan. Although we were not named as a defendant in this lawsuit, in accordance with Visa bylaws, we may have been required to share in certain losses as a member of Visa. In December 2008, we received notification that Visa deposited additional funds to its litigation escrow, allowing member institutions to reverse all of the previously recorded liability.

Income Tax Expense. During the year ended December 31, 2008, we recognized an income tax benefit of $2.2 million on our pre-tax income compared to income tax expense of $2.7 million for the year ended December 31, 2007. The Company recognized a pre-tax loss of $5.4 million due to the $13.8 million non-cash write down of our collateralized debt obligations to fair value.

Comparison of Results of Operation for the Years Ended December 31, 2007, and 2006

General. Income before tax expense (benefit) for the year ended December 31, 2007, was $7.8 million, an increase of $1.7 million, or 27.4%, from $6.1 million for the year ended December 31, 2006. The increase in income before tax expense primarily resulted from higher net interest and noninterest income. Net income for the year ended December 31, 2007, was $5.1 million as compared to $9.7 million for the year ended December 31, 2006. An income tax benefit of $6.1 million due to our change in tax status on January 1, 2006, contributed to this decrease in net income as this was a one-time item recorded for the 2006 year. Interest income increased by $11.3 million, or 15.6%, and noninterest income increased by $2.7 million, or 11.4%. These amounts were partially offset by increases in interest expense of $9.7 million, or 31.0%, and noninterest expense of $1.9 million, or 3.3%.

Interest Income. Interest income increased by $11.3 million, or 15.6%, to $84.0 million for the year ended December 31, 2007, from $72.7 million for the year ended December 31, 2006. The increase in interest income was primarily related to increases in the interest earned on agency collateralized mortgage obligations and agency mortgage-backed securities of $9.9 million and $3.4 million, respectively, due to increases in the portfolio on both of these types of securities. Also, an increase in the yield earned on loans contributed to the increase in interest income.

The weighted average yield on loans increased from 5.56% for the year ended December 31, 2006, to 5.93% for the year ended December 31, 2007. As loans with lower rates matured, the proceeds were reinvested into real estate and commercial loans and investments with higher yields.

Interest Expense. Interest expense increased $9.7 million, or 31.0%, to $41.1 million for the year ended December 31, 2007, from $31.4 million for the year ended December 31, 2006. Increased volume and higher rates in our time accounts contributed to the increase in interest expense, as the average balance of time deposits at December 31, 2007, increased by $145.1 million compared to December 31, 2006, at a weighted average rate of 4.80%. An increase in the rate paid on money market accounts also contributed to the increase in interest expense. Our weighted average rate paid on average interest-bearing liabilities was 3.53% for the year ended December 31, 2007, compared to 2.86% for the same time period in 2006.

Interest expense on Federal Home Loan Bank advances increased by $1.6 million, or 69.7%, to $4.0 million for the year ended December 31, 2007, from $2.4 million for the year ended December 31, 2006. The increase resulted from growth of $32.3 million in the average balance of outstanding Federal Home Loan Bank advances, from $51.2 million at December 31, 2006, to $83.5 million at December 31, 2007. In addition, the average cost of Federal Home Loan Bank advances increased from 4.66% for 2006 to 4.85% for 2007.

Net Interest Income. Net interest income increased $1.6 million, or 3.9%, to $42.9 million for the year ended December 31, 2007, from $41.3 million for the year ended December 31, 2006, as growth in the balances of and rates earned on interest-earning assets more than offset balance and rate increases of interest-bearing liabilities. Our net interest rate spread was 2.08% for the year ended December 31, 2007, compared to 2.41% for the year ended December 31, 2006. The decline in the net interest rate spread resulted from an increase in the cost of funds. There was an 8.8% increase in average interest-earning assets to $1.50 billion for the year ended December 31, 2007, from $1.38 billion for the year ended December 31, 2006. Although the net interest spread decreased by 33 basis points, the increase in average interest-earning assets caused the net interest margin to decline by only 14 basis points compared to the prior year. The yield on average interest-earning assets increased to 5.61% for the year ended December 31, 2007, from 5.27% for the year ended December 31, 2006, due to a higher yield earned loans and investments.

Average interest-bearing liabilities increased 6.2% to $1.17 billion for the year ended December 31, 2007, from $1.10 billion for the year ended December 31, 2006. Due to the interest rate environment in 2007, market demand for time products caused an increase in the volume of our time accounts, while the volume of our savings and money market accounts decreased. The rate paid on average interest-bearing liabilities increased to 3.53% for the year ended December 31, 2007, from 2.86% for the year ended December 31, 2006.

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

Based on management’s evaluation, provisions of $3.3 million and $2.6 million were made during the years ended December 31, 2007, and December 31, 2006, respectively. The increase in the provision for loan losses was primarily attributable to the increase in our commercial real estate portfolio and a slight increase in the percentage of non-performing loans to gross loans. Asset quality remains strong, as loans delinquent for 30 to 89 days decreased from $6.4 million at December 31, 2006, to $5.5 million at December 31, 2007. Net charge-offs also declined, decreasing $145,000 from $3.8 million at December 31, 2006, to $3.6 million at December 31, 2007.

Noninterest Income. Noninterest income increased $2.7 million, or 11.4%, to $26.1 million for the year ended December 31, 2007, from $23.4 million for the year ended December 31, 2006. Service charges and fees increased by $1.8 million due to higher non-sufficient funds fees and deposit service charges.

Net gain on sales of loans increased by $1.1 million as loan sales increased due to the BFMG acquisition in September 2007. Also, the purchase of bank-owned life insurance in 2007 contributed income of $460,000. These increases were partially offset by $384,000 of title income in 2006 without corresponding income in 2007 due to the closure of our subsidiary, Community Title, L.L.C., in the first quarter of 2007.

Noninterest Expense. Noninterest expense increased by $1.9 million, or 3.3%, to $58.0 million for the year ended December 31, 2007, compared to $56.1 million for the year ended December 31, 2006. Outside professional services expense increased by $2.6 million, which was partially attributable to the Visa litigation liability of $446,000 recorded in connection with separate settlements between Visa and American Express, Discover and other litigants. This increase was also partially due the use of consulting firms to help streamline our processes, boost noninterest income, and ensure compliance with new regulations following our charter conversion. Additionally, supervision fees, which are included in outside professional services expense, increased by $878,000 due to the new regulatory environment associated with our conversion from a credit union to a bank.

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

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2008, ViewPoint Bank had an additional borrowing capacity of $360.6 million with the Federal Home Loan Bank of Dallas (FHLB). In addition to Federal Home Loan Bank advances, the Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Also, ViewPoint Bank has classified 73.7% of its securities portfolio as available for sale, providing an additional source of liquidity. With the exception of collateralized debt obligations, which comprise 1.6% of our available for sale securities portfolio, management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include portions of commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. ViewPoint Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2008, the total approved loan commitments and unused lines of credit outstanding amounted to $127.7 million and $102.5 million, respectively, as compared to $68.5 million and $70.6 million, respectively, as of December 31, 2007. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $539.4 million.

It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.

During 2008, cash and cash equivalents decreased $41.0 million, or 55.8%, from $73.5 million as of December 31, 2007, to $32.5 million as of December 31, 2008. Cash from financing activities of $550.4 million did not offset cash used for operating activities of $120.4 million and cash used for investing activities of $471.0 million for the year ended December 31, 2008. Primary sources of cash for 2008 included proceeds from FHLB advances of $313.0 million, increased deposits of $250.5 million and proceeds from sales of loans held for sale of $453.9 million. Primary uses of cash for 2008 included loans originated for sale of $591.2 million, a net increase in loans of $341.7 million and purchases of held-to-maturity securities totaling $176.6 million.

During 2007, cash and cash equivalents decreased $82.4 million, or 52.9%, from $155.9 million as of December 31, 2006, to $73.5 million as of December 31, 2007. Cash from operating activities of $10.9 million and cash from financing activities of $115.7 million did not offset cash used for investing activities of $209.0 million for the year ended December 31, 2007. Primary sources of cash for 2007 included maturities and prepayments of available-for-sale securities of $103.3 million, proceeds from sales of loans held for sale of $78.7 million, and proceeds from FHLB advances of $84.5 million. Primary uses of cash for 2007 included purchases of securities available-for-sale of $319.3 million, loans originated for sale of $87.4 million and the purchase of bank-owned life insurance for $26.0 million.

Please see Item 1A (Risk Factors) under Part 1 of this Annual Report on Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates. In addition to the commitments below, the Company has overdraft protection available in the amounts of $66.7 million and $72.7 million for December 31, 2008, and 2007, respectively. Also, at December 31, 2008, the Company had $17.7 million in unfunded commitments relating to warehouse lines made under our standard loan participation agreement.

	December 31, 2008
			Four
			through
	Less than	One through	Five	After Five
	One Year	Three Years	Years	Years	Total
	(Dollars in Thousands)

Contractual obligations:
Federal Home Loan Bank advances	$98,337	$97,834	$106,841	$107,829	$410,841
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,621	2,457	1,581	3,610	9,269

Total advances and operating leases	$99,958	$100,291	$108,422	$136,439	445,110

Off-balance sheet loan commitments:
Lone Star CRA	—	—	—	—	2,086
Undisbursed portions of loans closed	—	—	—	—	32,615
Commitments to originate loans	—	—	—	—	95,044
Unused lines of credit	—	—	—	—	102,527

Total loan commitments	—	—	—	—	232,272

Total contractual obligations and loan commitments					$677,382

Capital Resources

Effective January 1, 2006, ViewPoint Bank became subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at December 31, 2008, and 2007, ViewPoint Bank was considered to be well-capitalized. See “How We Are Regulated – Regulatory Capital Requirements.”

At December 31, 2008, ViewPoint Bank’s equity totaled $162.6 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The total risk-based capital ratio for December 31, 2008, and December 31, 2007, was 11.17% and 16.36%, respectively. The tier one capital ratio for December 31, 2008, and December 31, 2007, was 7.02% and 9.75%, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Please see Note 6 – Fair Value for the impact of the adoption of this standard.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The impact of adoption was not material.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In September 2008, the FASB Emerging Issues Task Force finalized Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This issue addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This issue is effective for fiscal years beginning after December 31, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The SEC and the FASB staff jointly issued a press release on September 30, 2008, that addresses similar Statement 157 application issues. That press release provides financial statement users, preparers and auditors with additional guidance useful in dealing with those issues. The guidance included in this FSP is consistent with and amplifies the guidance contained in that press release. This FSP was effective upon issuance (October 10, 2008), including prior periods for which financial statements have not been issued. This FSP applies to certain investments held by the Company and as such it has been applied in determining the fair value of those investments.

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings. This amendment allows for changes which include using reasonable judgment of the probability that the holder is unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At December 31, 2008, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.

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

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100, 200, and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 8.00%, 7.00%, and 6.00%, respectively. As illustrated in the tables below, the Bank exceeded policy limits in four of the scenarios: increases of 100, 200, and 300 basis points and a decrease of 100 basis points. This is primarily due to unrealized losses on collateralized debt obligations. In reviewing the results and current balance sheet strategy, the Board of Directors established new limits of 7.00%, 6.00%, and 5.00%, respectively. Under the revised ratios, the Bank’s interest rate risk exposure would have been within the established limits. The tables presented below, as of December 31, 2008, and December 31, 2007, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

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

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets will be purchased. These assets will reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings will be added. These borrowings will be of a term so as to lengthen the duration of liabilities sufficiently to impact duration mismatches. Such borrowings will also reduce our sensitivity to upward interest rate shocks. These strategies will be implemented as opportunities arise to mitigate interest rate risk without sacrificing earnings requirements.

December 31, 2008
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)

300	116,243	(55,211)	(32.20)	5.61
200	138,395	(33,059)	(19.28)	6.51
100	158,694	(12,760)	(7.44)	7.28
0	171,454	—	—	7.70
(100)	173,147	1,693	0.99	7.65
(200)	171,964	510	0.30	7.48
(300)	179,152	7,698	4.49	7.67

December 31, 2007
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)

300	110,428	(48,605)	(30.56)	7.10
200	126,159	(32,874)	(20.67)	7.95
100	142,872	(16,161)	(10.16)	8.82
0	159,033	—	—	9.62
(100)	174,047	15,014	9.44	10.35
(200)	186,643	27,610	17.36	10.93
(300)	199,493	40,460	25.44	11.52

The Bank’s NPV was $171.5 million or 7.70% of the market value of portfolio assets as of December 31, 2008, a $12.5 million increase from the $159.0 million or 9.62% of the market value of portfolio assets as of December 31, 2007. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $33.1 million decrease in our NPV at December 31, 2008, an increase from $32.9 million at December 31, 2007, and would result in a 119 basis point decrease in our NPV ratio to 6.51% at December 31, 2008, as compared to a 167 basis point decrease to 7.95% at December 31, 2007. An immediate 200 basis point decrease in market interest rates would result in a $510,000 increase in our NPV at December 31, 2008, compared to $27.6 million at December 31, 2007, and would result in a 22 basis point decrease in our NPV ratio to 7.48% at December 31, 2008, as compared to a 131 basis point increase in our NPV ratio to 10.93% at December 31, 2007.

During the year ended December 31, 2008, the discount methodology applied to the liability side of the balance sheet changed. For all deposit accounts and borrowings, future cash flows are discounted using the Federal Home Loan Bank of Dallas advance rate curve. This curve represents our alternative funding source and cost.

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

The current historically low interest rate environment has resulted in asymmetrical interest rate risk. Certain repricing liabilities cannot be fully shocked downward. Assets with prepayment options are being monitored. Market and customer behavior are being considered in the management of interest rate risk.

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
December 31, 2008, 2007, and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and
Board of Directors
ViewPoint Financial Group and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group and Subsidiary (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited ViewPoint Financial Group and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A(b). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViewPoint Financial Group and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ViewPoint Financial Group and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Oak Brook, Illinois
March 25, 2009

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
Cash and due from financial institutions	$20,886	$25,427
Short-term interest-bearing deposits in other financial institutions	11,627	48,051

Total cash and cash equivalents	32,513	73,478
Securities available for sale	483,016	542,875
Securities held to maturity (fair value December 31, 2008 – $176,579, December 31, 2007 – $20,202)	172,343	20,091
Mortgage loans held for sale	159,884	13,172
Loans, net of allowance of $9,068-December 31, 2008, $6,165-December 31, 2007	1,239,708	908,650
Federal Home Loan Bank stock, at cost	18,069	6,241
Bank-owned life insurance	27,578	26,497
Mortgage servicing rights	1,372	1,648
Foreclosed assets, net	1,644	840
Premises and equipment, net	45,937	40,862
Membership capital account at corporate credit union	—	1,000
Goodwill	1,089	1,089
Accrued interest receivable	8,519	6,778
Other assets	21,743	14,983

Total assets	$2,213,415	$1,658,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$172,395	$190,163
Interest-bearing demand	98,884	71,934
Savings and money market	635,243	578,728
Time	641,568	456,768

Total deposits	1,548,090	1,297,593
Federal Home Loan Bank advances	410,841	128,451
Repurchase agreement	25,000	—
Accrued interest payable	1,769	982
Other liabilities	33,658	27,384

Total liabilities	2,019,358	1,454,410
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued – December 31, 2008; 26,208,958 shares issued – December 31, 2007	262	262
Additional paid-in capital	115,873	113,612
Retained earnings	108,491	114,801
Accumulated other comprehensive income (loss)	(1,613)	861
Unearned Employee Stock Ownership Plan (ESOP) shares; 719,507 shares – December 31, 2008; 812,346 shares – December 31, 2007	(7,248)	(8,176)
Treasury stock, at cost; 1,279,801 shares – December 31, 2008; 1,000,455 shares – December 31, 2007	(21,708)	(17,566)
Total shareholders’ equity	194,057	203,794

Total liabilities and shareholders’ equity	$2,213,415	$1,658,204

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Interest and dividend income
Loans, including fees	$66,386	$54,674	$56,154
Taxable securities	29,431	25,307	11,331
Nontaxable securities	125	—	—
Interest-bearing deposits in other financial institutions	1,195	3,865	5,056
Federal Home Loan Bank stock	271	208	185

	97,408	84,054	72,726
Interest expense
Deposits	35,529	37,073	28,918
Federal Home Loan Bank advances	10,340	4,048	2,385
Repurchase agreement	300	—	—
Other	—	—	83

	46,169	41,121	31,386

Net interest income	51,239	42,933	41,340
Provision for loan losses	6,171	3,268	2,565

Net interest income after provision for loan losses	45,068	39,665	38,775
Noninterest income
Service charges and fees	19,779	22,389	20,589
Brokerage fees	434	602	557
Net gain on sales of loans	9,390	1,298	199
Loan servicing fees	252	305	262
Bank-owned life insurance income	1,081	460	—
Gain on redemption of Visa, Inc. shares	771	—	—
Loss on write-down of collateralized debt obligations to fair value	(13,809)	—	—
Other	801	1,049	1,827

	18,699	26,103	23,434
Noninterest expense
Salaries and employee benefits	43,319	31,557	31,641
Advertising	2,296	2,238	2,636
Occupancy and equipment	5,772	5,198	5,426
Outside professional services	3,229	4,159	1,605
Data processing	4,001	4,055	4,223
Office operations	6,111	6,287	6,359
Charter conversion costs	—	—	101
Deposit processing charges	990	1,145	915
Lending and collection	1,276	1,120	824
Other	2,124	2,198	2,350

	69,118	57,957	56,080
Income (loss) before income tax expense (benefit)	(5,351)	7,811	6,129
Income tax expense (benefit)	(2,195)	2,744	(3,557)

Net income (loss)	$(3,156)	$5,067	$9,686

Unaudited pro forma income information:
Less tax benefit – change in status	—	—	6,108

Pro forma net income (loss)	$(3,156)	$5,067	$3,578

Earnings (loss) per share:
Basic	$(0.13)	$0.20	$0.08[1]

Diluted	$(0.13)	$0.20	$0.08[1]

See accompanying notes to consolidated financial statements.

[1]	Stock offering ended on September 29, 2006. Earnings per share is for the period September 29, 2006, to December 31, 2006.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands)

	2008	2007	2006

Net income	$(3,156)	$5,067	$9,686

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	(17,545)	1,423	1,763
Reclassification of amounts realized through impairment charges	13,809	—	—
Tax effect	1,262	(493)	(600)

Other comprehensive income (loss), net of tax	(2,474)	930	1,163

Comprehensive income (loss)	$(5,630)	$5,997	$10,849

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2006	$—	$—	$—	$102,413	$(1,232)	$—	$101,181
Common stock issued in initial public offering, net of issuance costs, 25,788,750 shares	258	111,732	(9,284)	—	—	—	102,706
Capitalization of mutual holding company	—	—	—	(250)	—	—	(250)
ESOP shares earned, 23,210 shares	—	112	180	—	—	—	292
Comprehensive income:
Net income	—	—	—	9,686	—	—	9,686
Change in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	1,163	—	1,163

Total comprehensive income							10,849

Balance at December 31, 2006	258	111,844	(9,104)	111,849	(69)	—	214,778
ESOP shares earned, 92,839 shares	—	682	928	—	—	—	1,610
Treasury stock purchased at cost, 1,000,455 shares	—	—	—	—	—	(17,566)	(17,566)
Share- based compensation expense	—	1,090	—	—	—	—	1,090
Restricted stock granted, 420,208 shares	4	(4)	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	(2,115)	—	—	(2,115)
Comprehensive income:
Net income	—	—	—	5,067	—	—	5,067
Change in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	930	—	930

Total comprehensive income							5,997

Balance at December 31, 2007	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 92,839 shares	—	791	928	—	—	—	1,719
Treasury stock purchased at cost, 289,346 shares	—	—	—	—	—	(4,312)	(4,312)
Share- based compensation expense	—	1,640	—	—	—	—	1,640
Restricted stock granted, 10,000 shares	—	(170)	—	—	—	170	—
Dividends declared ($0.29 per share)	—	—	—	(3,154)	—	—	(3,154)
Comprehensive income:
Net income (loss)	—	—	—	(3,156)	—	—	(3,156)
Change in net unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(2,474)	—	(2,474)

Total comprehensive income							(5,630)

Balance at December 31, 2008	$262	$115,873	$(7,248)	$108,491	$(1,613)	$(21,708)	$194,057

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(3,156)	$5,067	$9,686
Adjustments to reconcile net income to net cash from
operating activities
Provision for loan losses	6,171	3,268	2,565
Depreciation and amortization	4,365	4,469	4,683
Premium amortization and accretion of securities, net	(767)	(873)	(264)
Write-down of collateralized debt obligations to fair value	13,809	—	—
ESOP compensation expense	1,719	1,610	292
Share-based compensation expense	1,640	1,090	—
Loss (gain) on new markets equity fund	(165)	178	—
Amortization of mortgage servicing rights	292	291	404
Net (gain) loss on loans held for sale	(9,390)	(1,298)	(199)
Loans originated for sale	(591,218)	(87,378)	(27,127)
Proceeds from sale of loans held for sale	453,896	78,716	26,420
FHLB stock dividends	(271)	(208)	(185)
Earnings on bank-owned life insurance	(1,081)	(460)	—
Loss (gain) on disposition of property and equipment	(16)	165	265
Net loss (gain) on sales of other real estate owned	106	156	67
Net change in deferred loan fees	1,809	2,973	4,485
Net change in accrued interest receivable	(1,791)	(911)	(857)
Net change in other assets	(4,013)	(1,625)	(6,178)
Net change in other liabilities	7,701	5,627	625

Net cash from operating activities	(120,360)	10,857	14,682
Cash flows from investing activities
Net decrease in certificates of deposit with other financial institutions	—	—	11,000
Contribution to new markets equity fund	(1,554)	(1,600)	(960)
Available-for-sale securities:
Maturities, prepayments and calls	109,051	103,299	346,476
Purchases	(66,098)	(319,337)	(567,597)
Held-to-maturity securities:
Maturities, prepayments and calls	24,506	5,565	30,540
Purchases	(176,630)	(14,403)	—
Proceeds from membership capital account	1,000	—	—
Net change in loans	(341,727)	49,700	99,791
Purchase of assets of Bankers Financial Mortgage Group, Ltd.	—	(1,323)	—
Purchase of bank-owned life insurance	—	(26,037)	—
Net change in NCUSIF deposit	—	—	10,424
(Purchase) redemption of FHLB stock	(11,605)	(2,309)	419
Purchases of premises and equipment	(9,460)	(3,212)	(2,633)
Proceeds from sale of fixed assets	36	154	110
Proceeds on sale of other real estate owned	1,455	549	398

Net cash from investing activities	(471,026)	(208,954)	(72,032)
Cash flows from financing activities
Net change in deposits	250,497	62,712	(22,846)
Proceeds from Federal Home Loan Bank advances	313,000	84,507	17,003
Repayments on Federal Home Loan Bank advances	(30,610)	(11,818)	(8,921)
Proceeds from repurchase agreement	25,000	—	—
Proceeds from sale of common stock, net of issuance costs	—	—	102,706
Capitalization of MHC	—	—	(250)
Treasury stock purchased	(4,312)	(17,566)	—
Payment of dividends	(3,154)	(2,115)	—

Net cash from financing activities	550,421	115,720	87,692

Net change in cash and cash equivalents	(40,965)	(82,377)	30,342
Beginning cash and cash equivalents	73,478	155,855	125,513

Ending cash and cash equivalents	$32,513	$73,478	$155,855

Supplemental cash flow information:
Interest paid	$45,382	$40,610	$31,021
Income taxes paid	$1,917	$3,567	$1,332
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$2,690	$983	$916
Payable for new markets equity fund	$—	$640	$2,240

See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: On January 1, 2006, Community Credit Union (“the Credit Union”) converted its regulatory charter from a state chartered credit union to a federally chartered thrift. On that date, the name was changed from Community Credit Union to ViewPoint Bank. The conversion changed the regulatory oversight body from the state of Texas Credit Union Department and the National Credit Union Administration to the Office of Thrift Supervision. There were no significant changes in personnel or business operations at the time of the conversion; however, the new charter allows the Company enhanced ability to operate in its markets. Another significant impact on the date of the charter change was becoming a taxable organization, which resulted in the recording of a beginning net deferred tax asset of $6,637 because of temporary differences between the financial statement basis of assets and liabilities compared to their tax basis.

Prior to January 1, 2006, Community Credit Union was a state chartered credit union organized under the provisions of the Texas Credit Union Act. Participation in the credit union was limited to those individuals who qualified for membership. A large percentage of the members worked or resided in the Richardson, Plano, and surrounding areas in Texas.

Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, Viewpoint Bank. At December 31, 2008, the Bank’s operations included its wholly-owned subsidiary, VPBM. Intercompany transactions and balances are eliminated in consolidation. ViewPoint Financial Group is a majority owned (57%) subsidiary of ViewPoint MHC. The MHC is owned by the depositors of the Bank. These financial statements do not include the transactions and balances of ViewPoint MHC.

The Company provides financial services through 30 community bank offices and 15 loan production offices. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial real estate, warehouse, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, residential mortgage loans and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Company’s geographic markets.

On September 1, 2007, the Company, through CFS (now known as VPBM), completed its acquisition of substantially all of the assets and the loan origination business of BFMG. BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did VPBM assume any liabilities related to loans originated by BFMG prior to the closing. VPBM originates residential mortgages through its retail employees and wholesale division, primarily in Texas. All loans originated by VPBM are sold to ViewPoint Bank or to outside investors.

On January 1, 2007, Community Title, L.L.C., the majority owned (75%) subsidiary of CFS, ceased operations and officially dissolved on January 25, 2007. Community Title, L.L.C. provided title services for residential and commercial real estate. Management elected to close Community Title, L.L.C. due to an overall decrease in refinance business and the difficulty that the company encountered as a one-office provider in capturing Realtor® and other third-party business. The closure did not have a significant impact on operations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, mortgage servicing rights, other-than-temporary

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, and repurchase agreements.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. The Company evaluates all securities for other-than-temporary impairment on at least a quarterly basis. The evaluation is done more frequently when economic, market, or security specific concerns warrant such evaluation. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer(s), and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

For collateralized debt obligations, the issuer’s financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument, are analyzed. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement, and ratio information. Industry and market information are also considered. Through this analysis, actual deferrals, defaults and recoveries, as well as estimates of future deferrals, defaults and recoveries, are factored into a discounted cash flow model using EITF 99-20 methodology. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Most mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold with servicing rights retained is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and is calculated using the simple-interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within the North Texas region. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of the North Texas area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, peer data, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms on the loan agreement. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. The cost of leasehold improvements is amortized over the shorter of the lease term or useful life using the straight-line method.

Federal Home Loan Bank (FHLB) stock: The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as income.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. Upon adoption of EITF 06-5, which is discussed further below, company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Membership Capital Account at Corporate Credit Union: The Company has a membership capital account at a corporate credit union which is an uninsured deposit that may be redeemed with a three-year notice. The Company provided a notice of withdrawal to the holder of the membership capital account on May 23, 2005, due to the Company’s conversion to a federally-chartered thrift as of January 1, 2006, and received the funds in May 2008.

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

Charter Conversion Costs: Charter conversion costs were expensed as incurred. During 2008, 2007, and 2006, the Company incurred costs associated with its regulatory charter conversion totaling $0, $0, and $101. Such costs include printing, postage, and legal fees.

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.

The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued for FIN 48 at December 31, 2008 and 2007.

The Company is not subject to examination by taxing authorities for years before 2006, as we were not a taxable entity prior to that date, and does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties at December 31, 2008 and 2007.

Share-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Sholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions as determined by formula. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 and $1,000 was required to meet regulatory reserve and clearing requirements at December 31, 2008 and 2007. These balances do not earn interest.

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

Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in shareholders’ equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Please see Note 6 – Fair Value for the impact of the adoption of this standard.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The impact of adoption was not material.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The SEC and the FASB staff jointly issued a press release on September 30, 2008, that addresses similar Statement 157 application issues. That press release provides financial statement users, preparers and auditors with additional guidance useful in dealing with those issues. The guidance included in this FSP is consistent with and amplifies the guidance contained in that press release. This FSP was effective upon issuance (October 10, 2008), including prior periods for which financial statements have not been issued. This FSP applies to certain investments held by the Company and as such it has been applied in determining the fair value of those investments.

In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings.

This amendment allows for changes which include using reasonable judgment of the probability that the holder be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At December 31, 2008, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This issue is effective for fiscal years beginning after December 31, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

NOTE 2 – STOCK ISSUANCE

The Board of Directors of ViewPoint Bank unanimously adopted a Plan of Reorganization and Stock Issuance (“the Plan of Reorganization”) in 2006. According to the Plan of Reorganization, the Bank (i) converted to a stock savings bank as the successor to the Bank in its current mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation, which owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company which originally owned 55% of, and for so long as the Mutual Holding Company remains in existence is required to own at least a majority of, the common stock of the Stock Holding Company. The Stock Bank succeeded to the business and operations of the Company in its mutual form, and the Stock Holding Company sold a minority interest in its common stock in a public stock offering that became effective on September 29, 2006.

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

On September 29, 2006, the Company completed the stock offering by selling 11,604,938 shares of common stock at $10 per share, and received proceeds of $102,706, net of conversion expenses of $4,059 and net of unfunded ESOP proceeds of $9,284. The Company also issued 14,183,812 shares of common stock to its parent company, ViewPoint MHC (the “MHC”). Accordingly, the MHC held 55.0% of the outstanding stock of the Company, with the remaining 45% held by the public. The proceeds from the offering were initially invested in securities. ViewPoint Financial Group contributed approximately $56,000 of the stock proceeds to ViewPoint Bank as a capital contribution.

With a portion of the remaining proceeds the Company loaned its employee stock ownership plan $9,284 to enable it to buy 8% (928,395 shares) of the shares issued in the offering to persons other than the MHC. The loan to the employee stock ownership plan will be repaid primarily from ViewPoint Bank’s contributions to the employee stock ownership plan over a period of ten years. The interest rate for the loan is

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 2 – STOCK ISSUANCE (Continued)

5.21%. ViewPoint Financial Group may, in any plan year, make additional discretionary contributions for the benefit of plan participants.

NOTE 3 –	CONCENTRATION OF FUNDS

At December 31, 2008 and 2007, the Company had the following balances on deposit at other financial institutions:

	December 31,
	2008	2007

Federal Reserve Bank of Dallas	$2,863	$3,224
Federal Home Loan Bank of Dallas	2,087	9,238
Texas Independent Bank	8,799	4,979
Texas Capital Bank	741	33,832
Southwest Corporate Federal Credit Union	—	1,002

	$14,490	$52,275

Congress has temporarily increased FDIC deposit insurance from $100 to $250 per depositor through December 31, 2009.

At December 31, 2008 and 2007, the Company maintains a compensating balance for official check processing of $1,369 and $1,224. These balances are included in the other assets on the consolidated balance sheets.

NOTE 4 –	SECURITIES

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
		Unrealized	Unrealized
December 31, 2008	Fair Value	Gains	Losses

U.S. government and federal agency	$18,740	$238	$—
Agency mortgage-backed and collateralized mortgage obligations	448,236	5,691	(8,184)
SBA pools	8,100	—	(213)
Collateralized debt obligations	7,940	—	—

Total debt securities	$483,016	$5,929	$(8,397)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 4 –	SECURITIES (Continued)

		Gross	Gross
		Unrealized	Unrealized
	Fair Value	Gains	Losses

December 31, 2007
U.S. government and federal agency	$35,152	$189	$(43)
Agency mortgage-backed and collateralized mortgage obligations	488,107	4,151	(1,098)
Collateralized debt obligations	19,616	—	(1,880)

Total debt securities	$542,875	$4,340	$(3,021)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2008	Amount	Gains	Losses	Value

U.S. government and federal agency	$9,992	$151	$—	$10,143
Agency mortgage-backed and collateralized mortgage obligations	152,967	3,908	(81)	156,794
Municipal bonds	9,384	258	—	9,642

Total	$172,343	$4,317	$(81)	$176,579

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007	Amount	Gains	Losses	FairValue

Agency mortgage-backed and collateralized mortgage obligations	$20,091	$117	$(5)	$20,202

Total	$20,091	$117	$(5)	$20,202

The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 4 –	SECURITIES (Continued)

	Held-to-maturity		Available for sale
December 31, 2008	Carrying Amount	Fair Value	Fair Value

Due in one year or less	$—	$—	$13,235
Due from one to five years	11,269	11,450	5,505
Due from five to ten years	6,745	6,937	8,100
Due after ten years	1,362	1,398	7,940
Agency mortgage-backed and collateralized mortgage obligations	152,967	156,794	448,236

Total	$172,343	$176,579	$483,016

Securities pledged at year end 2008 and 2007 had a carrying amount of $307,228 and $223,743 and were pledged to secure public deposits and treasury tax and loan deposits.

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.

There were no sales of securities for the years ended December 31, 2008, 2007, and 2006.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
SBA pools	8,100	(213)	—	—	8,100	(213)
Agency mortgage-backed and collateralized mortgage obligations	112,998	(932)	101,447	(7,333)	214,445	(8,265)

Total temporarily impaired	$121,098	$(1,145)	$101,447	$(7,333)	$222,545	$(8,478)

	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2007
U.S. Government and federal agency	$—	$—	$11,990	$(43)	$11,990	$(43)
Agency mortgage-backed and collateralized mortgage obligations	127,165	(1,017)	14,128	(86)	141,293	(1,103)
Collateralized debt obligations	19,616	(1,880)	—	—	19,616	(1,880)

Total temporarily impaired	$146,781	$(2,897)	$26,118	$(129)	$172,899	$(3,026)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 4 –	SECURITIES (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer(s), and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. With the exception of the collateralized debt obligations, the unrealized losses on our securities were caused by changes in interest rates. Because the declines in fair value for U.S. government and federal agency securities, mortgage-backed securities and collateralized mortgage obligations are attributable to changes in interest rates and not credit quality, and because we have the ability to hold these securities until a recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008 and 2007.

For the collateralized debt obligations, the losses are due to a once active market becoming inactive and credit quality issues. The Company’s collateralized debt obligations consist of five trust preferred securities. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. The Company owns the Mezzanine Class D tranche in the four securities that are known as PreTSLs. In the other security, called Soloso, the Company owns the B1L tranche. All five of these securities were rated BBB by Fitch at issuance and purchase. They continue to be rated BBB; however, three are on negative watch. These three securities are currently in Payment in Kind (P.I.K.) status, with accrued interest receivable being capitalized into the security’s par value each quarter rather than being paid out.

For the year ended December 31, 2008, the Company recognized a $13.8 million pre-tax charge for the other-than-temporary decline in fair value of these collateralized debt obligations. This non-cash charge was determined by applying an EITF 99-20 discounted cash flow analysis to these securities. The analysis included a review of the financial condition of the issuers with estimates of future deferrals, defaults and recoveries being factored into the analysis. As of December 31, 2008, no actual loss principal or interest had occurred. As required by EITF 99-20, when an adverse cash flow has occured, the unrealized loss must be recognized as a charge to earnings.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 –	LOANS

Loans consist of the following:

	December 31,
	2008	2007

Mortgage loans:
One-to four-family	$498,961	$332,780
Commercial	436,483	251,915
One-to four-family construction	503	—
Commercial construction	—	225
Home equity	101,021	85,064

	1,036,968	669,984
Automobile indirect loans	38,837	104,156
Automobile direct loans	73,033	98,817
Government-guaranteed student loans	7,399	5,422
Commercial – non-mortgage loans	18,574	12,278
Warehouse lines of credit	53,271	—
Consumer lines of credit and unsecured loans	15,192	16,351
Other consumer loans, secured	6,708	7,204

Total gross loans	1,249,982	914,212
Deferred net loan origination costs (fees)	(1,206)	603
Allowance for loan losses	(9,068)	(6,165)

	$1,239,708	$908,650

Activity in the allowance for loan losses was as follows:

	Years Ended
	December 31,
	2008	2007	2006

Beginning balance	$6,165	$6,507	$7,697
Provision for loan losses	6,171	3,268	2,565
Loans charged-off	(4,026)	(5,080)	(4,966)
Recoveries	758	1,470	1,211

Ending balance	$9,068	$6,165	$6,507

Individually impaired loans were as follows:

	December 31, 2008	December 31, 2007

Year-end loans with no allocated allowance for loan losses	$3,068	$2,729
Year-end loans with allocated allowance for loan losses	1,597	3,042

Total	$4,665	$5,771

Amount of the allowance for loan losses allocated to impaired loans at year-end	$328	$328

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 5 –	LOANS (Continued)

	Years Ended
	December 31,
	2008	2007	2006

Average of individually impaired loans during year	$4,225	$4,027	$6,114
Interest income recognized during impairment	258	370	470
Cash-basis interest income recognized	238	351	469

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	December 31, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	2,217	2,102

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Management does not have any outstanding commitments to lend additional funds to debtors with loans whose terms have been modified in troubled debt restructurings.

If interest income had been accrued on nonaccrual loans during the periods presented, such income would have approximated $226, $218, and $230 for December 31, 2008, 2007, and 2006.

NOTE 6 –	FAIR VALUE

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

The Level 3 investments consist of collateralized debt obligations which are issued by financial institutions and insurance companies. Once priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market is comparatively inactive. For the year ended December 31, 2008, the Company recognized

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 6 – FAIR VALUE (Continued)

a $13.8 million pre-tax charge for the other-than-temporary decline in fair value of these collateralized debt obligations. This non-cash charge was determined by applying an EITF 99-20 discounted cash flow analysis to these securities. The analysis included a review of the financial condition of the issuers with estimates of future deferrals, defaults and recoveries being factored into the analysis. As of December 31, 2008, no actual loss of principal or interest had occurred.

The Company has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$483,016	$—	$475,076	$7,940

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Securities available
for sale

Beginning balance, January 1, 2008	$—
Transfers into Level 3 at September 30, 2008	14,718
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	—
Non-cash loss on write-down of collateralized debt obligations to fair value	(13,809)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	7,031

Ending balance, December 31, 2008	$7,940

Assets and Liabilities Measured on a Non-Recurring Basis

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 6 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$1,269	$—	$1,269	$—

Impaired loans, which are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans, had an outstanding balance of $1,597, with a valuation allowance of $328, resulting in an additional provision for loan losses of $55 that is included in the amount reported on the income statement.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$32,513	$32,513	$73,478	$73,478
Securities available for sale	483,016	483,016	542,875	542,875
Securities held to maturity	172,343	176,579	20,091	20,202
Loans held for sale	159,884	159,884	13,172	13,172
Loans, net	1,239,708	1,247,457	908,650	903,831
Federal Home Loan Bank stock	18,069	N/A	6,241	N/A
Membership capital account at corporate credit union	—	—	1,000	1,000
Accrued interest receivable	8,519	8,519	6,778	6,778
Financial liabilities
Deposits	(1,548,090)	(1,558,107)	(1,297,593)	(1,325,853)
Federal Home Loan Bank advances	(410,841)	(427,243)	(128,451)	(130,588)
Repurchase agreement	(25,000)	(24,980)	—	—
Accrued interest payable	(1,769)	(1,769)	(982)	(982)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. For deposits and borrowings, fair value is based on discounted cash flows using the FHLB advance curve to the estimated life. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 7 –	LOAN SALES AND SERVICING

	2008	2007

Loans held for sale activity was as follows:
Beginning balance	$13,172	$3,212
Loans originated for sale	591,218	87,378
Proceeds from sale of loans held for sale	(453,896)	(78,716)
Net gain on sale of loans held for sale	9,390	1,298

Loans held for sale, net	$159,884	$13,172

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	2008	2007	2006

Mortgage loan portfolios serviced for
FNMA	$178,611	$203,933	$216,518
Other investors	256,403	194,518	148,811

The Company has recorded a mortgage servicing asset related to the loans sold to FNMA. The Company also provides mortgage servicing operations. The portfolio of loans serviced for other investors represents loans serviced by the Company for third parties. There is no mortgage servicing asset recorded related to these loans as the Company does not own such rights.

Custodial escrow balances maintained in connection with serviced loans and included in deposits were $1,720 and $2,326 at year-end 2008 and 2007.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	2008	2007	2006

Servicing rights:
Beginning of year	$1,648	$1,760	$2,068
Additions	16	179	96
Amortized to expense	(292)	(291)	(404)

End of year	$1,372	$1,648	$1,760

At December 31, 2008, 2007, and 2006, there were no valuation allowances for capitalized mortgage servicing rights.

Management periodically evaluates servicing assets for impairment. At December 31, 2008, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 13.2%. At December 31, 2007, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 8.8%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $1,512 and $2,156 at December 31, 2008 and 2007, respectively, on serviced loans totaling $178,611 and $203,933 at December 31, 2008 and 2007.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 7 – LOAN SALES AND SERVICING (Continued)

The weighted average amortization period is 3.4 years. Estimated amortization expense for each of the next five years is:

2009	$255
2010	210
2011	172
2012	141
2013	116

NOTE 8 –	ACCRUED INTEREST RECEIVABLE

Accrued interest consists of the following at year end:

	December 31, 2008	December 31, 2007

Loans	$5,559	$3,993
Securities	2,960	2,785

Total	$8,519	$6,778

NOTE 9 –	PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	December 31, 2008	December 31, 2007

Land	$12,105	$9,740
Buildings	41,802	36,897
Furniture, fixtures and equipment	34,728	34,594
Leasehold improvements	2,918	2,321

	91,553	83,552
Less: Accumulated depreciation	(45,616)	(42,690)
Total	$45,937	$40,862

Depreciation expense was $4,365, $4,469, and $4,683 for 2008, 2007, and 2006.

Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Rent expense was $1,415, $894, and $844 for 2008, 2007, and 2006. Rent commitments, before considering renewal options that generally are present, were as follows:

2009	$1,621
2010	1,280
2011	1,177
2012	986
2013	595
Thereafter	3,610

Total	$9,269

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 9 –	PREMISES AND EQUIPMENT (Continued)

At December 31, 2007, the Company wrote-off the net book value of leasehold improvements of $138 due to the closings of the Roanoke and Stonebriar In-Store branches that occurred on January 3, 2008.

In 2009, we plan to open three new full-service community bank offices in Grapevine, Frisco and Wylie with estimated future commitments totaling $4.2 million at December 31, 2008. On January 2, 2009, the Company announced plans to expand its community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited grocery store banking centers. As a result, the Company will be closing eight in-store banking centers located in Carrollton, Dallas, Garland, Plano and McKinney in March 2009. These cities are currently being served by full-service ViewPoint Bank offices. Additionally, in May 2009, the Company will be closing an in-store banking center located in Frisco; a full-service community banking office will be opening in that area at the same time. Future impacts of these closings are not yet known but in any event are not expected to have a material effect on our operations. No expense was incurred in 2008 relating to these prospective branch closings.

NOTE 10 –	DEPOSITS

Time deposits in excess of $100 or more were $429,979 and $271,547 at year-end 2008 and 2007. Congress has temporarily increased FDIC deposit insurance from $100 to $250 per depositor through December 31, 2009.

At December 31, 2008 and 2007, we had $59.6 million and $0 in brokered deposits, respectively.

At December 31, 2008, scheduled maturities of time deposits for the next five years were as follows:

2009	$539,364
2010	57,037
2011	7,018
2012	6,424
2013	31,713
Thereafter	12

Total	$641,568

At December 31, 2008 and 2007, the Company’s deposits included public funds totaling $283,769 and $200,130.

Interest expense on deposits is summarized as follows:

	Years Ended
	December 31,
	2008	2007	2006

Interest-bearing demand	$868	$428	$226
Savings and money market	14,442	17,711	18,432
Time	20,219	18,934	10,260

Total	$35,529	$37,073	$28,918

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 11 –	REPURCHASE AGREEMENT

In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25 million to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $33.0 million at December 31, 2008. The Company retains the right to substitute securities under the terms of the agreements. Information concerning the securities sold under agreements to repurchase is summarized as follows:

2008

Average balance during the year	$37,666
Average interest rate during the year	3.90%
Maximum month-end balance during the year	$39,835
Weighted average interest rate at year-end	3.05%

NOTE 12 –	FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2008, advances from the FHLB totaled $410,841 and had fixed interest rates ranging from 0.55% to 7.35% with a weighted average rate of 4.00%. At December 31, 2007, advances from the FHLB totaled $128,451 and had fixed interest rates ranging from 2.94% to 7.35% with a weighted average rate of 4.85%.

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $492,581 and $290,573 of first mortgage loans under a blanket lien arrangement at the years ended December 31, 2008 and 2007. Based on this collateral, the Company is eligible to borrow an additional $360,625 and $458,394 at year-end 2008 and 2007. In addition, FHLB stock also secures debts to the FHLB. The current agreement provides for a maximum borrowing amount of approximately $771,591 and $586,970 at December 31, 2008 and 2007.

At December 31, 2008, the advances mature as follows:

2009	$98,337
2010	48,636
2011	49,198
2012	67,130
2013	39,711
Thereafter	107,829

Total	$410,841

NOTE 13 –	BENEFITS

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 13 –	BENEFITS (Continued)

under this program was $21, $22, and $19 for 2008, 2007, and 2006. The discount rate used to measure the projected benefit obligation was 5.80%, 5.72%, and 5.72% for 2008, 2007, and 2006. The Company’s projected benefit obligation is not affected by increases in future health premiums as the Company’s contribution to the plan is a fixed monthly amount. Accrued post-retirement benefit obligations for the retiree health plan at December 31, 2008 and 2007, were approximately $182 and $168.

401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible if they have one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees accounts, which is equal to 100% of the first 5% of the employee’s contribution. Expense for 2008, 2007 and 2006 was $679, $539 and $1,055. With the implementation of the ESOP plan in October 2006, the Company reduced the 401(k) match from 7% to 5% and discontinued the profit sharing contribution.

The Company’s mortgage banking subsidiary, VPBM, offers a 401(k) plan with an employer match. Employees are eligible on the first day of the quarter following date of hire. Employees may contribute a percentage of compensation or a flat dollar amount. A matching contribution will be paid to eligible employee accounts; this contribution is equal to 60% of the first 6% of the employee’s contribution with a maximum amount of $3. Matching expense for 2008 and 2007 was $96 and $16. This subsidiary was acquired in September 2007; therefore 2007 expense is for four months and no expense is given for 2006.

Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors, and certain employees. These agreements, which are subject to the rules of 409(a), relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2008 and 2007, is $1,041 and $1,162.

The Company has entered into a deferred compensation agreement with the President of the Company that provides benefits payable based on specified terms of the agreement. A portion of the benefit is subject to forfeiture if the President willfully leaves employment or employment is terminated for cause as defined in this agreement. The estimated liability under the agreement is being accrued over the remaining years specified on the agreement. The accrued liability as of December 31, 2008 and 2007 is approximately $895 and $996. The expense for this deferred compensation agreement was a credit of $101 for December 31, 2008, and an expense of $172 and $213 for December 31, 2007, and 2006. The deferred compensation per the agreement is based upon the performance of specified assets whose market value declined in 2008.

Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,207 and $2,484 at December 31, 2008 and 2007. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested and is administered by AXA Equitable Insurance Company. The life insurance is recorded at the cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income. The Company discontinued certain split dollar plans held by certain executives and paid out the cash surrender value in 2006. The payments were $150.

Bank-owned life insurance policies were purchased on September 4, 2007, for $26,037. A bank-owned life insurance program is an insurance arrangement in which the Company purchases a life insurance policy insuring a group of key personnel. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. The Company provided those who agreed to be insured under the bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company. The benefit will equal 200% of the insured’s current base salary and 200% of each participating director’s

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 13 –	BENEFITS (Continued)

annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the employees and directors designated beneficiary will receive an income tax free death benefit paid directly from the insurance carrier. The balance of the bank-owned life insurance policy at December 31, 2008, and 2007 totaled $27,578 and $26,497, and income for 2008 and 2007 totaled $1,081 and $460.

In May 2007, certain directors entered into separation agreements with the Company in connection with the conclusion of their service as directors. The agreements, in recognition of the past services, provide for separation compensation. The accrued liability as of December 31, 2008, and 2007, is approximately $131 and $180. The expense for these agreements was $13 for December 31, 2008, and $239 for December 31, 2007.

NOTE 14 –	ESOP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a ten year note in the amount of $9,284 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP during 2008, 2007, and 2006 were $1,403, $1,218, and $305 and expense was $1,481, $1,610 and $292 for December 31, 2008, 2007 and 2006.

Shares held by the ESOP were as follows:

	2008	2007

Allocated to participants	208,888	116,049
Unearned	719,507	812,346

Total ESOP shares	928,395	928,395

Fair value of unearned shares	$11,548	$13,428

NOTE 15 – INCOME TAXES

Effective January 1, 2006, the Company became a taxable entity in conjunction with its charter conversion. The Company’s pre-tax income is subject to federal income tax and state margin tax at a combined rate of 35%. As a result of the change in tax status and in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax benefit in the amount of $6,108 in the statement of income during the first quarter of 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 15 – INCOME TAXES (Continued)

Income tax expense (benefit) for 2008, 2007, and 2006 was as follows:

	2008	2007	2006

Current expense	$3,109	$3,020	$1,879
Deferred expense	(5,304)	(276)	310
Change in tax status	—	—	(6,108)
Impact of new Texas margin tax on deferred taxes	—	—	362

Total income tax expense	$(2,195)	$2,744	$(3,557)

At December 31, 2008 and 2007, deferred tax assets and liabilities were due to the following:

	December 31, 2008	December 31, 2007

Deferred tax assets:
Allowance for loan losses	$3,143	$2,137
Depreciation	2,346	2,735
Deferred compensation arrangements	486	612
Self-funded health insurance	129	161
Non-accrual interest	90	18
Restricted stock and options	384	370
FAS 115	855	—
Other-than temporary impairment	4,786	—
Visa litigation	—	199
Other	275	159

	12,494	6,391
Deferred tax liabilities:
Mortgage servicing assets	(476)	(571)
FAS 115	—	(457)
Other	(111)	(72)

	(587)	(1,100)

Net deferred tax asset	$11,907	$5,291

No valuation allowance was provided on deferred tax assets as of December 31, 2008 or 2007.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 15 – INCOME TAXES (Continued)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2008	2007	2006

Federal statutory rate times financial statement income	$(1,819)	$2,656	$2,084
Effect of:
State taxes, net of federal benefit	72	179	81
New market tax credit	(106)	(84)	(32)
Bank-owned life insurance income	(368)	(156)	—
Change in tax status	—	—	(6,108)
Impact of new Texas margin tax	—	—	362
Municipal interest income	(43)	—	—
ESOP	26	133	—
Other	43	16	56

Total income tax expense (benefit)	$(2,195)	$2,744	$(3,557)

Unaudited Pro Forma Financial Information:

Had the Company been subject to federal and state income taxes at the combined rate of 37.0% for all periods presented, the pro forma net income for the year ended December 31, 2006, would have been $3,578.

NOTE 16 –	RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2008 were as follows:

Beginning balance	$1,736
New loans	663
Effect of changes in composition of related parties	—
Repayments	(173)

Ending balance	$2,226

Deposits from executive officers, directors, and their affiliates at year-end 2008 and 2007 were $2,417 and $2,683.

NOTE 17 –	SHARE-BASED COMPENSATION

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

The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,582 and $949 for 2008 and 2007. The compensation cost that has been charged against income for the stock options portion of the Equity Incentive Plan was $137 and $141 for 2008 and

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 17 –	SHARE-BASED COMPENSATION (Continued)

2007. The total income tax benefit recognized in the income statement for stock-based compensation was $584 and $371 for 2008 and 2007.

The restricted stock portion of the plan allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a restricted period of five years, subject to acceleration of vesting upon a change in control of ViewPoint Financial Group or upon the termination of the award recipients’ service due to death or disability. Total restricted shares issuable under the plan are 33,990 at year-end 2008, and 430,208 shares have been issued under the plan through December 31, 2008.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	420,208	$18.47
Granted	10,000	16.53
Vested	(84,047)	18.47
Forfeited	—	—

Non-vested at December 31, 2008	346,161	$18.41

As of December 31, 2008, there was $5,393 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the year ended December 31, 2008, was $1.3 million.

The stock option portion of the plan permits the grant of stock options to its directors, advisory directors, officers and other employees for up to 1,160,493 shares of common stock. Under the terms of the stock option plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock on the date the option is granted and may not be exercised later than ten years after the grant date. The fair market value is the last sale price as quoted on the NASDAQ Stock Market on the date of grant. All stock options granted must vest over at least five years, subject to acceleration of vesting upon a change in control, death or disability. The Stock Option Plan became effective on May 22, 2007, and remains in effect for a term of ten years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 17 –	SHARE-BASED COMPENSATION (Continued)

period and contractual term. Expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options.

The weighted average fair value of each stock option granted during 2008 was $4.62. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2008	2007

Risk-free interest rate	3.45%	4.75%
Expected term of stock options (years)	7.5	7.5
Expected stock price volatility	26.19%	21.27%
Expected dividends	1.84%	1.08%

A summary of activity in the stock option portion of the plan for 2008 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at beginning of year	202,942	$18.44	—	—
Granted	78,250	16.32	—	—
Exercised	—	—	—	—
Forfeited	(45,531)	17.56	—	—

Outstanding at end of year	235,661	$17.91	8.7	$—

Fully vested and expected to vest	226,197	$17.95	8.7	$—

Exercisable at end of year	16,459	$18.40	8.5	$—

No stock options were exercised in 2008 or 2007. As of December 31, 2008, there was $567 of total unrecognized compensation expense related to non-vested stock options. At December 31, 2008, the Company applied an estimated forfeiture rate of 11% based on historical activity. That expense is expected to be recognized over a weighted-average period of 3.3 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There was no intrinsic value of options outstanding at December 31, 2008, as all of the outstanding options were at exercise prices greater than the year end stock price. Of the 45,531 stock options that were forfeited during the year, 14,200 options were cancelled because vesting conditions were not met.

The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2008, the Company has not granted any stock appreciation rights.

NOTE 18 –	REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 18 –	REGULATORY CAPITAL MATTERS (Continued)

under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the institution’s category.

At December 31, 2008 and 2007, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2008:

Total capital (to risk weighted assets)	$163,596	11.17%	$117,146	8.00%	$146,432	10.00%
Tier 1 (core) capital (to risk weighted assets)	154,856	10.58	58,573	4.00	87,859	6.00
Tier 1 (core) capital (to adjusted total assets)	154,856	7.02	88,258	4.00	110,323	5.00
As of December 31, 2007:

Total capital (to risk weighted assets)	$167,002	16.36%	$81,649	8.00%	$102,061	10.00%
Tier 1 (core) capital (to risk weighted assets)	161,167	15.79	40,824	4.00	61,236	6.00
Tier 1 (core) capital (to adjusted total assets)	161,167	9.75	66,099	4.00	82,624	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions – Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank to the Company in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends to the Company of approximately $2,000 plus any 2009 net profits retained to the date of the dividend declaration. ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the Office of Thrift Supervision.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 18 –	REGULATORY CAPITAL MATTERS (Continued)

The interests of other shareholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. During 2008, ViewPoint Financial Group had paid cash dividends of $0.29 per share, and on January 21, 2009, it announced a quarterly cash dividend of $0.08 to shareholders of record as of the close of business on February 3, 2009. ViewPoint MHC waived these dividends.

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated:

	December 31,
	2008	2007

GAAP equity	$162,649	$166,435
Disallowed servicing and deferred tax assets	(8,344)	(3,308)
Unrealized loss (gain) on securities available for sale	1,613	(861)
Goodwill and other assets	(1,062)	(1,099)

Tier I Capital	154,856	161,167
General allowance for loan losses	8,740	5,835

Total capital	$163,596	$167,002

NOTE 19 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2008		2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$74,526	53,133	$43,037	25,503
Unused lines of credit	6,894	95,633	7,714	62,872

In addition to the commitments above, the Company has overdraft protection available in the amounts of $66,675 and $72,698 for December 31, 2008, and 2007. Also, at December 31, 2008, the Company had $17,724 in unfunded commitments relating to warehouse lines made under our standard loan participation agreement. As of December 31, 2008, the Company had sold $257,038 of loans into the secondary market that contain certain credit recourse provisions that range from six months to nine months. The amount subject to recourse was approximately $181,139 as of year-end 2008. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated. The Company has not experienced any losses based on this recourse to date; therefore, no liability has been recorded. At December 31, 2008 and

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 19 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)

2007, the Company also had standby letters of credit in the amounts of $248 and $488 that do not have an attached rate. These commitments are not reflected in the financial statements.

Commitments to make loans are generally made for periods of 60 days or less at December 31, 2008. The fixed rate loan commitments have interest rates ranging from 4.08% to 9.99% and maturities ranging from less than 1 year to 30 years.

On July 20, 2006, the Board of Directors of ViewPoint Bank voted to approve a $3,200 investment in the Lone Star New Markets fund, giving the Company a 12.8% partnership interest. This fund is a Certified Development Entity that provides investment capital for underserved communities in North Texas and provides Community Reinvestment Act credit for the Bank. The investment is structured as a limited partnership. The Company receives tax credits equating to 39% of the funded amount over the life of the investment as well as a 5% preferred return.

Once the preferred return is paid, proceeds are split 80/20 between the limited partners and the general partner. The partnership is a limited life entity and will dissolve in 2017 if not sooner dissolved by act of the partners or fulfillment of investment objectives. As of December 31, 2008, and 2007, the Company had contributed $3,200 and $2,560. At December 31, 2008, and 2007, the unfunded commitment of $0 and $640 was also recorded as an equity investment in other assets on the balance sheet with a corresponding liability for the unfunded portion of the commitment. At December 31, 2008, and 2007, the carrying value of this investment was $3,186 and $3,021, respectively. For December 31, 2008, the Company recognized income of $165 representing the Company’s equity portion of the operations, while for December 31, 2007, the Company recognized $179 in expense representing the Company’s equity portion of the operations.

In October 2007, Visa completed a reorganization in which Visa USA, Visa International, Visa Canada and Inovant became Visa, Inc., in anticipation of its initial public offering, which occurred in 2008. As a result, the Company, as a principal member of the Visa network, received 49,682 shares of Class USA Common Stock, par value $0.0001, in Visa Inc. It was anticipated that some of these shares would be redeemed as part of the initial public offering with the remaining shares converted to Class A shares on the third anniversary of the initial public offering or upon Visa Inc.’s settlement of certain litigation matters, whichever is later. Visa, Inc. was expected to apply a portion of the proceeds from the initial public offering to fund an escrow account to cover certain litigation judgments and settlements. In the event that the initial public offering would not occur, Visa, Inc. may have been unable to fund the litigation judgments and settlements and, in turn, Visa, Inc.’s member institutions would have had to settle the liabilities through indemnification provisions as part of Visa, Inc.’s “retrospective responsibility plan.” Under this plan, Visa U.S.A. member institutions have an indemnification obligation contained in Visa U.S.A.’s certificate of incorporation and bylaws and as agreed in their membership agreements.

Due to the possibility of this indemnification obligation, in the fourth quarter of 2007 the Company recorded a $446 litigation liability: $75 represented the Company’s portion of the $650,000 litigation reserve relating to the Discover Financial Services lawsuit, $241 represented the Company’s portion of the $2.065 billion settlement with American Express, and $130 represented other litigations. The Company’s Visa U.S.A. membership proportion is 0.01165%. The Company was not named as a defendant in the Discover Financial Services and American Express lawsuits, and, therefore, will not be directly liable for any portion of the settlement.

In March 2008, upon the completion of the Visa initial public offering, the Company recognized a $771 gain resulting from the redemption of 18,029 shares of Visa Class B stock. Additionally, the Company

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 19 –	LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)

received notification that Visa deposited additional funds from the initial public offering to its litigation escrow, allowing member institutions to reverse the previously recorded $446 liability.

NOTE 20 –	BUSINESS COMBINATION

On September 1, 2007, the Company, through ViewPoint Bank’s wholly-owned subsidiary, CFS (now known as VPBM), completed its acquisition of substantially all of the assets and the loan origination business of BFMG. Operating results of VPBM are included in the consolidated financial statements since the date of acquisition. BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did VPBM assume any liabilities related to loans originated by BFMG prior to the closing.

The terms of the agreement provided for an initial payment of $1,234 and the possibility for additional payments of cash in the future based on the performance of VPBM over a period of approximately four years. In 2008, $228 was paid to former partners of BFMG related to the acquisition agreement. Of the $1,234 acquisition cost, which was accounted for using the purchase method, $234 was allocated to assets based on estimates of their respective fair values. The remaining $1,000 was recognized as goodwill, with an additional $89 of goodwill being recognized in October 2007 due to further expenses associated with the acquisition.

The following table summarizes the estimated fair value of assets acquired:

Fixed assets	$176
Pre-paid rents on assigned contracts	33
Security deposits on assigned contracts	25
Goodwill	1,089

Total	$1,323

The change in balance for goodwill during the year is as follows:

	2008	2007

Beginning of year	$1,089	$—
Acquired goodwill	—	1,089
Impairment	—	—

End of year	$1,089	$1,089

The Company had no goodwill prior to the 2007 acquisition of BFMG. Goodwill is evaluated for impairment annually and was found to be not impaired at December 31, 2008, or 2007.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 21 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ViewPoint Financial Group follows:

CONDENSED BALANCE SHEETS
Year Ended December 31,

	2008	2007

ASSETS
Cash on deposit at subsidiary	$22,904	$27,953
Investment in banking subsidiary	162,650	166,435
Receivable from banking subsidiary	1,129	1,090
ESOP note receivable and other assets	7,422	8,551

Total assets	$194,105	$204,029

LIABILITIES AND EQUITY
Income tax payable	$21	$51
Other liabilities	27	184
Shareholders’ equity	194,057	203,794

Total liabilities and shareholders’ equity	$194,105	$204,029

CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006[1]

Interest income on ESOP loans	$435	$481	$125
Other income	—	1	—
Operating expenses	344	333	—

Income before income tax and equity in undistributed earnings of subsidiary	91	149	125
Income tax expense	31	50	—
Equity in undistributed earnings (loss) of subsidiary	(3,216)	4,968	1,824

Net income (loss)	$(3,156)	$5,067	$1,949

[1]	ViewPoint Financial Group was formed on September 29, 2006, so income is given for September 29, 2006 through December 31, 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 21 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007	2006[1]

Cash flows from operating activities:
Net income (loss)	$(3,156)	$5,067	$1,949
Adjustments:
Equity (loss) in undistributed income of bank subsidiary	3,216	(4,968)	(1,824)
Vesting of restricted stock	1,601	—	—
Change in other assets	(25)	—	—
Change in other liabilities	(187)	50	—

Net cash from operating activities	1,449	149	125
Cash flows from investing activities:
Initial investment in banking subsidiary	—	—	(55,828)
Fund ESOP note receivable	—	—	(9,284)
Distribution to capitalize ViewPoint MHC	—	—	(250)
Payments received on ESOP note receivable	968	552	180

Net cash from investing activities	968	552	(65,182)
Cash flows from financing activities:
Treasury stock purchased	(4,312)	(17,566)	—
Dividends paid	(3,154)	(2,115)	—
Proceeds from sale of common stock, net of issuance costs	—	—	111,990

Net cash from financing activities	(7,466)	(19,681)	111,990

Net change in cash and cash equivalents	(5,049)	(18,980)	46,933
Beginning cash and cash equivalents	27,953	46,933	—

Ending cash and cash equivalents	$22,904	$27,953	$46,933

[1]	ViewPoint Financial Group was formed on September 29, 2006, so income is given for September 29, 2006 through December 31, 2006.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 22 –	EARNINGS (LOSS) PER SHARE

2006 earnings per share are for September 29, 2006, to December 31, 2006, because the Company’s initial public stock offering was completed on September 29, 2006. The factors used in the earnings (loss) per share computation follow.

	2008	2007	2006

Basic
Net income (loss)	$(3,156)	$5,067	$1,949

Weighted average common shares outstanding	25,078,598	25,746,038	25,788,750
Less: Average unallocated ESOP shares	(769,435)	(862,296)	(922,406)
Average unvested restricted stock awards	(378,769)	(257,176)	—

Average shares	23,930,394	24,626,566	24,866,344

Basic earnings (loss) per common share	$(0.13)	$0.20	$0.08

Diluted
Net income (loss)	$(3,156)	$5,067	$1,949

Weighted average common shares outstanding for basic earnings (loss) per common share	23,930,394	24,626,566	24,866,344
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—

Average shares and dilutive potential common shares	23,930,394	24,626,566	24,866,344

Diluted earnings (loss) per common share	$(0.13)	$0.20	$0.08

All of the options outstanding at December 31, 2008 and 2007 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

NOTE 23 –	SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). Segment information is not given for the year ended

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 23 –	SEGMENT INFORMATION (Continued)

December 31, 2007, and 2006 because the data is immaterial. Information reported internally for performance assessment for the year ended December 31, 2008, follows:

	Year Ended December 31, 2008
			Eliminations	Total Segments
		Mortgage	and	(Consolidated
	Banking	Banking	Adjustments[1]	Total)

Results of Operations:
Total interest income	$97,101	$1,272	$(965)	$97,408
Total interest expense	46,604	603	(1,038)	46,169
Provision for loan loss	6,171	—	—	6,171

Net interest income after provision for loan loss	44,326	669	73	45,068
Other revenue	23,194	(3)	(73)	23,118
Net gain on sales of loans	61	13,138	(3,809)	9,390
Non-cash loss on write-down of collateralized debt obligations to fair value	(13,809)	—	—	(13,809)
Total noninterest expense	59,488	13,168	(3,538)	69,118

Income (loss) before income tax expense (benefit)	(5,716)	636	(271)	(5,351)
Income tax expense (benefit)	(2,500)	274	31	(2,195)

Net income (loss)	$(3,216)	$362	$(302)	$(3,156)

Segment assets	$2,214,463	$26,831	$(27,879)	$2,213,415
Noncash items:
Depreciation	4,184	181	—	4,365
Provision for loan loss	6,171	—	—	6,171
Net gain on loan sale	61	13,138	(3,809)	9,390

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

NOTE 24 –	QUARTERLY FINANCIAL DATA (Unaudited)

		Net Interest
		Income after
	Interest	Provision for	Net		Earnings (loss) per Share
	Income	Loan Losses	Income (loss)		Basic	Diluted

2008
First quarter	$22,132	$10,253	$1,538		$0.06	$0.06
Second quarter	23,205	10,923	1,439		0.06	0.06
Third quarter	25,423	11,905	1,229		0.06	0.06
Fourth quarter	26,648	11,987	(7,362	)1	(0.31)[1]	(0.31)[1]
2007
First quarter	$19,910	$9,565	$1,099		$0.04	$0.04
Second quarter	20,772	10,054	1,315		0.05	0.05
Third quarter	21,792	10,513	1,601		0.07	0.07
Fourth quarter	21,580	9,533	1,052		0.04	0.04

[1]	During the fourth quarter of 2008, the Company recognized a $13.8 million non-cash pre-tax charge for other-than-temporary impairment of collateralized debt obligations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on page 69.

(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information required by this item regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K, and is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent shareholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointbank.com.

Item 11.	Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Information concerning our equity incentive plan is contained under Item 5 of the Form 10-K and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held on May 19, 2009, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Shareholders being held in May 19, 2009, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements: See Part II – Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits: See below.

(b)    Exhibits:

Exhibit
Number	Description

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (File No. 001-32992))
4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.1	Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.2	Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))
10.3	Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))
10.4	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))
10.5	Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))
10.6	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 001-32992))
10.7	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))
10.8	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.9	Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))
10.10	ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007 (File No. 001-32992))
10.11	Amendment to ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))
11	Statement regarding computation of per share earnings (See Note 22 of the Notes to Consolidated Financial Statements included in this Form 10-K).
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (on signature page)
31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIEWPOINT FINANCIAL GROUP (Registrant)

	By:	/s/ Garold R. Base

Date March 26, 2009		Garold R. Base
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Garold R. Base and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2008, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Garold R. Base Garold R. Base, President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 26, 2009

/s/ Gary D. Basham Gary D. Basham, Vice Chairman of the Board and Director	Date: March 26, 2009

/s/ Jack D. Ersman Jack D. Ersman, Director	Date: March 26, 2009

/s/ Anthony J. LeVecchio Anthony J. LeVecchio, Director	Date: March 26, 2009

/s/ Karen H. O’Shea Karen H. O’Shea, Director	Date: March 26, 2009

/s/ Pathie E. McKee Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 26, 2009

EXHIBIT INDEX

Exhibits:

21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32	Section 1350 Certifications