Form 10-Q
period 2009-03-31
ViewPoint Financial Group
filed 2009-05-07
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157

Class	Shares Outstanding as of May 5, 2009

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$15,060	$20,886
Short-term interest-bearing deposits in other financial institutions	30,365	11,627

Total cash and cash equivalents	45,425	32,513
Securities available for sale	449,392	483,016
Securities held to maturity (fair value March 31, 2009 — $169,691, December 31, 2008 — $176,579)	164,474	172,343
Loans held for sale	220,793	159,884
Loans, net of allowance of $9,498- March 31, 2009, $9,068-December 31, 2008	1,231,525	1,239,708
Federal Home Loan Bank stock, at cost	15,322	18,069
Bank-owned life insurance	27,742	27,578
Mortgage servicing rights	1,075	1,372
Foreclosed assets, net	1,637	1,644
Premises and equipment, net	49,036	45,937
Goodwill	1,089	1,089
Accrued interest receivable	8,305	8,519
Other assets	20,805	21,743

Total assets	$2,236,620	$2,213,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	$178,274	$172,395
Interest-bearing demand	119,316	98,884
Savings and money market	671,508	635,243
Time	666,105	641,568

Total deposits	1,635,203	1,548,090
Federal Home Loan Bank advances	348,901	410,841
Repurchase agreement	25,000	25,000
Accrued interest payable	2,125	1,769
Other liabilities	29,452	33,576

Total liabilities	2,040,681	2,019,276
Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — March 31, 2009; 26,208,958 shares issued — December 31, 2008	262	262
Additional paid-in capital	116,481	115,963
Retained earnings	111,560	108,332
Accumulated other comprehensive income (loss)	(3,794)	(1,613)
Unearned Employee Stock Ownership Plan (ESOP) shares; 680,955 shares — March 31, 2009; 704,391 shares — December 31, 2008	(6,862)	(7,097)
Treasury stock, at cost; 1,279,801 shares — March 31, 2009; 1,279,801 shares — December 31, 2008	(21,708)	(21,708)

Total shareholders’ equity	195,939	194,139

Total liabilities and shareholders’ equity	$2,236,620	$2,213,415

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$20,738	$14,325
Taxable securities	6,637	7,365
Nontaxable securities	86	—
Interest-bearing deposits in other financial institutions	59	378
Federal Home Loan Bank stock	—	64

	27,520	22,132

Interest expense
Deposits	9,145	9,102
Federal Home Loan Bank advances	3,776	1,645
Federal Reserve Bank borrowings	29	—
Repurchase agreement	101	—

	13,051	10,747

Net interest income	14,469	11,385
Provision for loan losses	1,442	1,132

Net interest income after provision for loan losses	13,027	10,253

Noninterest income
Service charges and fees	4,436	4,750
Brokerage fees	75	116
Net gain on sales of loans	3,728	1,854
Loan servicing fees	53	58
Bank-owned life insurance income	164	279
Gain on redemption of Visa, Inc. shares	—	771
Valuation adjustment on mortgage servicing rights	(211)	—
Impairment of collateralized debt obligation (all credit)	(465)	—
Loss on sale of foreclosed assets	(165)	(2)
Gain (loss) on disposition of assets	(416)	8
Other	243	205

	7,442	8,039

Noninterest expense
Salaries and employee benefits	12,095	9,926
Advertising	255	564
Occupancy and equipment	1,602	1,313
Outside professional services	1,076	530
Data processing	1,004	1,058
Office operations	1,506	1,545
Deposit processing charges	235	259
Lending and collection	288	241
Other	580	492

	18,641	15,928

Income before income tax expense	1,828	2,364
Income tax expense	584	865

Net income	$1,244	$1,499

Earnings per share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net income	$1,244	$1,499

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	1,014	(1,281)
Tax effect	(352)	444

Other comprehensive income (loss), net of tax	662	(837)

Comprehensive income	$1,906	$662

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the three months ended March 31, 2008	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 26,989 shares	—	150	270	—	—	—	420
Share- based compensation expense	—	440	—	—	—	—	440
Restricted stock granted, 10,000 shares	—	(170)	—	—	—	170	—
Dividends declared ($0.06 per share)	—	—	—	(662)	—	—	(662)
Comprehensive income:
Net income	—	—	—	1,499	—	—	1,499
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(837)	—	(837)

Total comprehensive income							662

Balance at March 31, 2008	$262	$114,032	$(7,906)	$115,638	$24	$(17,396)	$204,654

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Total
For the three months ended March 31, 2009	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008, as previously reported	$262	$115,873	$(7,248)	$108,491	$(1,613)	$(21,708)	$194,057
SAB 108 adjustment (see Note 2)	—	90	151	(159)	—	—	82

Balance at January 1, 2009, as adjusted	$262	115,963	(7,097)	108,332	(1,613)	$(21,708)	194,139
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)	—	—	—	2,843	(2,843)	—	—
ESOP shares earned, 23,436 shares	—	84	235	—	—	—	319
Share- based compensation expense	—	434	—	—	—	—	434
Dividends declared ($0.08 per share)	—	—	—	(859)	—	—	(859)
Comprehensive income:
Net income	—	—	—	1,244	—	—	1,244
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	—	(3,596)	—	(3,596)
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	4,258	—	4,258

Total comprehensive income							1,906

Balance at March 31, 2009	$262	$116,481	$(6,862)	$111,560	$(3,794)	$(21,708)	$195,939

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,244	$1,499
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,442	1,132
Depreciation and amortization	1,027	1,082
Premium amortization and accretion of securities, net	(16)	(211)
Impairment of collateralized debt obligation	465	—
ESOP compensation expense	319	420
Share-based compensation expense	434	440
Loss (gain) on new markets equity fund	(9)	—
Amortization of mortgage servicing rights	86	82
Net (gain) loss on loans held for sale	(3,728)	(1,854)
Loans originated for sale	(960,513)	(69,952)
Proceeds from sale of loans held for sale	903,332	63,410
FHLB stock dividends	—	(64)
Increase in bank-owned life insurance	(164)	(279)
Loss (gain) on disposition of property and equipment	215	(8)
Net loss (gain) on sales of other real estate owned	156	—
Write-down of other real estate owned	—	19
Impairment of mortgage servicing rights	211	—
Net change in deferred loan fees	(105)	765
Net change in accrued interest receivable	214	(47)
Net change in other assets	731	(350)
Net change in other liabilities	(3,768)	(282)

Net cash from operating activities	(58,427)	(4,198)

Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	34,214	35,903
Purchases	—	(1,375)
Held-to-maturity securities:
Maturities, prepayments and calls	7,844	2,885
Purchases	—	(85,277)
Net change in loans	6,236	(32,879)
Redemption/(purchase) of FHLB stock	2,769	(1,223)
Purchases of premises and equipment	(4,343)	(499)
Proceeds from sale of fixed assets	2	10
Proceeds on sale of other real estate owned	303	—

Net cash from investing activities	47,025	(82,455)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from financing activities
Net change in deposits	87,113	79,671
Proceeds from Federal Home Loan Bank advances	—	36,000
Repayments on Federal Home Loan Bank advances	(61,940)	(4,774)
Payment of dividends	(859)	(662)

Net cash from financing activities	24,314	110,235

Net change in cash and cash equivalents	12,912	23,582

Beginning cash and cash equivalents	32,513	73,478

Ending cash and cash equivalents	$45,425	$97,060

Supplemental cash flow information:
Interest paid	$12,695	$10,850
Income taxes paid	$800	$—

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$609	$446
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s 2008 Annual Report on Form 10-K.
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
As of March 31, 2009, ViewPoint MHC (the “MHC”) was the majority (57%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. SAB 108 Adjustment
The Company revised its consolidated balance sheet as of December 31, 2008, and the beginning balance in the consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2009, to reflect a SAB 108 adjustment made during the three months ended March 31, 2009. The SAB 108 adjustment related to a correction of the Company’s allocation of ESOP shares. For 2008, the Company allocated 15,116 shares more than scheduled under the ESOP plan as a result of an additional principal payment, causing an understatement of compensation expense for 2008. Due to this correction, retained earnings was decreased by $159, income taxes payable (disclosed under other liabilities) was decreased by $82, additional paid-in capital was increased by $90 and unearned ESOP shares was decreased by $151.
The relevant information included in the consolidated statement of income for the three months ended March 31, 2008, the consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2008, and the consolidated statement of cash flows for the three months ended March 31, 2008, were revised in this Quarterly Report on Form 10-Q to reflect the above correction. As a result, salaries and employee benefits expense was increased by $59, which had a net effect of decreasing net income by $39. Loss per share for the year ended December 31, 2008, increased by $0.01 to $ (0.14) from $ (0.13) due to this SAB 108 adjustment; the adjustment did not change the earnings per share of $0.06 for the three months ended March 31, 2008.
The relevant information included in the consolidated statement of income, the consolidated statement of changes in shareholders’ equity, and the consolidated statement of cash flows for the six, nine and twelve month periods of 2008 will be revised in future filings to reflect the above correction. As a result, salaries and employee benefits expense will be increased by $60, $61 and $61 for the six, nine and twelve month periods of 2008, respectively, which had a net effect of decreasing net income by $40, $40 and $40 for the six, nine and twelve month periods of 2008, respectively. Earnings per share for the three months ended June 30, 2008, of $0.06 and for the six months ended June 30, 2008, of $0.12 were unchanged as a result of this correction. Earnings per share for the three months ended September 30, 2008, decreased by $0.01 to $0.05 from $0.06 due to this SAB 108 adjustment, while earnings per share for the nine months ended September 30, 2008, decreased by $0.01 to $0.17 from $0.18. Loss per share for the three months ended December 31, 2008, of $ (0.31) was unchanged as a result of this SAB 108 adjustment.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
3. Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unearned restricted stock awards. The dilutive effect of the unexercised stock options and unearned restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as described in Note 11. The impact of the adoption of this FSP for the three months ended March 31, 2009, and March 31, 2008, had no impact on the earnings per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three month periods ended March 31, 2009, and March 31, 2008, follows:

	Three Months Ended
	March 31,
	2009	2008
Basic
Net income	$1,244	$1,499

Weighted average common shares outstanding	24,929,157	25,218,503

Less: Average unallocated ESOP shares	696,319	803,053
Average unvested restricted stock awards	344,161	430,208

Average shares	23,888,677	23,985,242

Basic earnings per common share	$0.05	$0.06

Diluted
Net income	$1,244	$1,499

Weighted average common shares outstanding for basic earnings per common share	23,888,677	23,985,242

Add: Dilutive effects of assumed exercises of stock options	—	—
Dilutive effects of full vesting of stock awards	—	—

Average shares and dilutive potential common shares	23,888,677	23,985,242

Diluted earnings per common share	$0.05	$0.06

Stock options for 229,276 shares of common stock outstanding were not considered in computing diluted earnings per share for the three months ended March 31, 2009, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
4. Dividends
On January 20, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share. The dividend was payable on February 17, 2009, to shareholders of record as of February 3, 2009. ViewPoint MHC, which owns 57% of the common stock of ViewPoint Financial Group, elected to waive this dividend after filing a notice with and receiving no objection from the Office of Thrift Supervision.
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $391 for the three months ended March 31, 2009. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $43 for the three months ended March 31, 2009. The total income tax benefit recognized in the income statement for share-based compensation was $148 for the three months ended March 31, 2009.
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
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at March 31, 2009, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	346,161	$18.41
Granted	—	—
Vested	2,000	16.53
Forfeited	—	—

Non-vested at March 31, 2009	344,161	$18.42

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2009, there was $5,002 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.2 years.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the activity under the stock option portion of the Equity Incentive Plan as of March 31, 2009, and changes for the three months then ended is presented below. All of the stock option forfeitures occurred in the current year.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2008	235,661	$17.91	8.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	6,385	17.73	—	—

Outstanding at March 31, 2009	229,276	$17.92	8.4	$—

Fully vested and expected to vest	220,199	$17.96	8.4	$—

Exercisable at March 31, 2009	16,143	$18.40	7.9	$—

As of March 31, 2009, there was $502 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 3.1 years. At March 31, 2009, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of March 31, 2009, the Company has not granted any stock appreciation rights.
6. Loans
Loans consist of the following:

	March 31,	December 31,
	2009	2008
Mortgage loans:
One-to four-family	$495,422	$498,961
Commercial real estate	425,971	436,483
One-to four-family construction	2,187	503
Commercial construction	—	—
Home equity	100,769	101,021

Total mortgage loans	1,024,349	1,036,968

Automobile indirect loans	28,854	38,837
Automobile direct loans	69,349	73,033
Government-guaranteed student loans	8,033	7,399
Commercial non-mortgage loans	19,584	18,574
Warehouse lines of credit	71,167	53,271
Consumer lines of credit and unsecured loans	14,502	15,192
Other consumer loans, secured	6,286	6,708

Total non-mortgage loans	217,775	213,014

Gross loans	1,242,124	1,249,982

Deferred net loan origination fees	(1,101)	(1,206)
Allowance for loan losses	(9,498)	(9,068)

Net loans	$1,231,525	$1,239,708

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
	2009	2008

Beginning balance	$9,068	$6,165

Provision for loan losses	1,442	1,132
Loans charged-off	(1,206)	(1,006)
Recoveries	194	258

Ending balance	$9,498	$6,549

7. Securities
The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$10,497	$130	$—	$10,627
Agency residential mortgage-backed securities	130,841	2,793	(134)	133,500
Agency residential collateralized mortgage obligations	294,084	4,917	(3,446)	295,555
SBA pools	7,814	—	(210)	7,604
Collateralized debt obligations	11,961	—	(9,855)	2,106

Total debt securities	$455,197	$7,840	$(13,645)	$449,392

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$18,502	$238	$—	$18,740
Agency residential mortgage-backed securities	137,338	1,492	(659)	138,171
Agency residential collateralized mortgage obligations	313,391	4,199	(7,525)	310,065
SBA pools	8,313	—	(213)	8,100
Collateralized debt obligations	7,940	—	—	7,940

Total debt securities	$485,484	$5,929	$(8,397)	$483,016

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,996	$72	$—	$10,068
Agency residential mortgage-backed securities	133,745	4,488	—	138,233
Agency residential collateralized mortgage obligations	11,341	426	(16)	11,751
Municipal bonds	9,392	267	(20)	9,639

Total debt securities	$164,474	$5,253	$(36)	$169,691

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,992	$151	$—	$10,143
Agency residential mortgage-backed securities	140,663	3,491	(56)	144,098
Agency residential collateralized mortgage obligations	12,304	417	(25)	12,696
Municipal bonds	9,384	258	—	9,642

Total debt securities	$172,343	$4,317	$(81)	$176,579

There were no sales of securities during the three months ended March 31, 2009, and March 31, 2008.
The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer(s), and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
For the collateralized debt obligations, the unrealized losses are due to a once active market becoming inactive and credit quality issues. The Company’s collateralized debt obligations consist of five trust preferred securities. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. The Company owns the Mezzanine Class D tranche in the four securities that are known as PreTSLs. In the other security, called Soloso, the Company owns the B1L tranche. All five of these securities were rated BBB by Fitch at issuance and purchase. Their ratings were downgraded to C on April 9, 2009. The PreTSLs are currently in Payment in Kind (P.I.K.) status, with accrued interest receivable being capitalized into the security’s par value each quarter rather than being paid out. The Soloso’s interest receivable is being recorded by the trustee, with payment scheduled to take place once coverage ratios are passed for the more senior tranches of the security.
For the three months ended March 31, 2009, the Company recognized a $465 pre-tax charge for the other-than-temporary decline in fair value of the Soloso. This non-cash charge was determined by applying an EITF 99-20 discounted cash flow analysis to the security and reduced its fair value to zero. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. As of March 31, 2009, no actual loss of principal or interest had occurred. As required by EITF 99-20-2, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings.
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

March 31, 2009
Beginning balance, January 1, 2009	$9,408
Additional credit losses not recorded previously	465
Reductions for securities sold	—
Reductions for securities that are planned to be sold	—
Additional credit losses on previous other-than- temporary impairment reported in accumulated other comprehensive loss	—
Reductions for increases in cash flows	—

Ending balance, March 31, 2009	$9,873

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at March 31, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$10,627
Due from one to five years	11,284	11,393	—
Due from five to ten years	8,104	8,314	7,604
Due after ten years	—	—	2,106
Agency residential mortgage-backed securities	133,745	138,233	133,500
Agency residential collateralized mortgage obligations	11,341	11,751	295,555

Total	$164,474	$169,691	$449,392

Securities with unrealized losses at March 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

SBA pools	$6,526	$(179)	$1,078	$(31)	$7,604	$(210)
Municipal bonds	1,457	(20)	—	—	1,457	(20)
Agency mortgage-backed and collateralized mortgage obligations	17,317	(239)	110,809	(3,357)	128,126	(3,596)
Collateralized debt obligations	2,106	(9,855)	—	—	2,106	(9,855)

Total temporarily impaired	$27,406	$(10,293)	$111,887	$(3,388)	$139,293	$(13,681)

8. Fair Value
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
The Level 3 investments consist of five collateralized debt obligations known as trust preferred securities. Depository institutions comprise at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. No one entity represents more than 5% of the underlying issuers in any of the securities. Once priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market is comparatively inactive.
For the three months ended March 31, 2009, the Company recognized a $465 pre-tax charge for the other-than-temporary decline in fair value of one of these collateralized debt obligations, reducing its fair value to zero. This non-cash charge was determined by applying an EITF 99-20 discounted cash flow model analysis to the securities. The analysis included a review of the financial condition of each of the underlying issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the model, resulting in a waterfall distribution of estimated future cash flows to each tranche of the collateralized debt obligation. As of March 31, 2009, no actual loss of principal or interest had occurred.
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Securities available for sale	$449,392	$—	$447,286	$2,106

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Securities available for sale	$483,016	$—	$475,076	$7,940

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Securities
available for
sale
Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of FSP FAS 115-2 and 124-2, non-credit portion of impairment previously recorded	4,351
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	135
Impairment of collateralized debt obligations (all credit)	(465)
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	(9,855)

Ending balance, March 31, 2009	$2,106

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$3,585	$—	$3,585	$—
Mortgage servicing rights	1,075	—	—	1,075

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$1,269	$—	$1,269	$—
Impaired loans are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at March 31, 2009, had an outstanding balance of $4,355, with a valuation allowance of $770, resulting in an additional provision for loan losses of $704 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2008, had an outstanding balance of $1,597, with a valuation allowance of $328, resulting in an additional provision for loan losses of $55.
Mortgage servicing rights, which are carried at lower of cost or fair value, were written down to their fair value of $1.1 million at March 31, 2009. A charge of $211 was included in earnings for the three months ended March 31, 2009. Mortgage servicing rights were carried at cost at December 31, 2008 and accordingly are not included in this disclosure.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity for capitalized mortgage servicing rights for the three months ended March 31, 2009, and the related valuation allowance follows:

Mortgage servicing rights:
Balance at January 1, 2009	$1,372
Amortized to expense	(86)
Change in valuation allowance	(211)

Balance at March 31, 2009	$1,075

Valuation allowance:
Balance at January 1, 2009	$—
Additions expensed	211

Balance at March 31, 2009	$211

Carrying amount and estimated fair values of financial instruments at March 31, 2009 were as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$45,425	$45,425	$32,513	$32,513
Securities available for sale	449,392	449,392	483,016	483,016
Securities held to maturity	164,474	169,691	172,343	176,579
Loans held for sale	220,793	220,793	159,884	159,884
Loans, net	1,231,525	1,235,912	1,239,708	1,247,457
Federal Home Loan Bank stock	15,322	N/A	18,069	N/A
Accrued interest receivable	8,305	8,305	8,519	8,519

Financial liabilities
Deposits	(1,635,203)	(1,638,078)	(1,548,090)	(1,558,107)
Federal Home Loan Bank advances	(348,901)	(362,471)	(410,841)	(427,243)
Repurchase agreement	(25,000)	(24,998)	(25,000)	(24,980)
Accrued interest payable	(2,125)	(2,125)	(1,769)	(1,769)
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale approximates cost. For deposits and borrowings, fair value is based on discounted cash flows using the FHLB advance curve to the estimated life. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25 million to leverage the balance sheet and increase liquidity. The interest rate is fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The securities sold under agreements to repurchase had an average balance of $33.5 million and an average interest rate of 2.56% during the three month period ended March 31, 2009. The maximum month-end balance during the three month period ended March 31, 2009 was $33.7 million. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $32.4 million at March 31, 2009. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
10. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the mortgage banking segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three months ended March 31, 2009, and 2008, follows:

	Three Months Ended
	March 31, 2009
			Eliminations	Total Segments
		Mortgage	and	(Consolidated
	Banking	Banking	Adjustments[1]	Total)
Results of Operations:
Total interest income	$27,643	$506	$(629)	$27,520
Total interest expense	13,149	369	(467)	13,051
Provision for loan losses	1,442	—	—	1,442

Net interest income after provision for loan losses	13,052	137	(162)	13,027
Other revenue	3,741	—	(27)	3,714
Net gain on sales of loans	—	4,267	(539)	3,728
Total noninterest expense	15,143	3,998	(500)	18,641

Income before income tax expense	1,650	406	(228)	1,828
Income tax expense	427	146	11	584

Net income	$1,223	$260	$(239)	$1,244

Segment assets	$2,238,015	$53,593	$(54,988)	$2,236,620
Net gain on sales of loans	—	4,267	(539)	3,728

Noncash items:
Depreciation	947	60	—	1,007
Provision for loan losses	1,442	—	—	1,442

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2008
			Eliminations	Total Segments
		Mortgage	and	(Consolidated
	Banking	Banking	Adjustments[1]	Total)
Results of Operations:
Total interest income	$22,276	$223	$(367)	$22,132
Total interest expense	10,858	117	(228)	10,747
Provision for loan losses	1,132	—	—	1,132

Net interest income after provision for loan losses	10,286	106	(139)	10,253
Other revenue	6,200	—	(15)	6,185
Net gain on sales of loans	35	2,464	(645)	1,854
Total noninterest expense	14,332	2,181	(585)	15,928

Income before income tax expense	2,189	389	(214)	2,364
Income tax expense	714	139	12	865

Net income	$1,475	$250	$(226)	$1,499

Segment assets	$1,766,890	$24,228	$(21,439)	$1,769,679
Net gain on sales of loans	35	2,464	(645)	1,854

Noncash items:
Depreciation	1,053	29	—	1,082
Provision for loan losses	1,132	—	—	1,132

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group
11. Recent Accounting Developments
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
This amendment allows for changes which include using reasonable judgment of the probability that the holder will be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At March 31, 2009, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.
In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. At adoption of this FSP, the Company reversed $4.4 million (gross of tax) of this impairment charge, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. During the three months ended March 31, 2009, the Company recognized a $465 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related. Please see Note 7, Securities, of the Condensed Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The adoption of this FSP did not have a significant impact to the Company’s financial statements.
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP for the three months ended March 31, 2009, and the fair value disclosures are included in this Form 10-Q.
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company has adopted this FSP for the three months ended March 31, 2009. There was no material impact to earnings per share. Please see Note 3, Earnings per Common Share, of the Condensed Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.

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
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
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

At March 31, 2009, the Company operated 22 community bank offices in the Dallas/Fort Worth Metroplex and 14 loan production offices throughout Texas. During the past quarter, we closed our Cedar Creek loan production office, and, in March 2009, we closed eight in-store banking centers located in Carrollton, Dallas, Garland, Plano and McKinney as part of our strategy to expand our community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited-service grocery store banking centers. We recognized $400,000 of loss relating to leasehold improvements and lease termination costs during the three months ended March 31, 2009, due to the closures of these in-store banking centers. In the second quarter of 2009, the Company will be closing an additional in-store banking center located in Frisco, leaving three in-store banking centers open in Grand Prairie, Lake Highlands and Wylie.
A new community bank office in Grapevine with an estimated future commitment of $462,000 at March 31, 2009, opened in April 2009. Two additional community bank offices are also under construction: one in Frisco with an estimated future commitment of $869,000 and an anticipated opening date in May 2009, and one in Wylie with an estimated future commitment of $2.0 million and an anticipated opening date in the third quarter of 2009.
First Quarter Highlights
•	Total assets of $2.24 billion, an increase of $23.2 million, or 1.0%, from December 31, 2008

•	Total net loans (including loans held for sale) of $1.45 billion, an increase of $52.7 million, or 3.8%, from December 31, 2008

•	Total deposits of $1.64 billion, an increase of $87.1 million, or 5.6%, from December 31, 2008

•	$0.05 basic and diluted earnings per share for the three months ended March 31, 2009
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
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are susceptible to change if credit quality changes, which is evidenced by charge-offs and nonperforming loan trends. Our loan mix is also changing as we increase our residential and commercial real estate loan portfolios after discontinuing our indirect automobile lending program in 2006. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending, such as automobile loans. Commercial real estate and business lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

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
For collateralized debt obligations, estimates of future cash flows are calculated using a discounted cash flow model which incorporates EITF 99-20-2 methodology. Projected or future deferrals, defaults, recoveries, and prepayments of principal are modeled based on issuers’ financial condition, payment history, and ability to pay interest and repay principal according to the terms of the financial instrument. For multi-issuer securities, the analysis is conducted for each issuer. In analyzing an issuer’s financial condition, the Company reviews relevant balance sheet, income statement, and ratio information. Industry and market information are also considered. Through this analysis, issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal are factored into the discounted cash flow model, resulting in a waterfall distribution of estimated future cash flows to each tranche of the collateralized debt obligation.
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
For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in the discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. Please see Note 11 of the Condensed Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q for recent changes in the accounting of other-than-temporary impairments.
Business Strategy
Our principal objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
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

Comparison of Financial Condition at March 31, 2009, and December 31, 2008
General. Total assets increased by $23.2 million, or 1.0%, to $2.24 billion at March 31, 2009, from $2.21 billion at December 31, 2008. The rise in total assets was primarily caused by a $52.7 million, or 3.8%, increase in net loans (including loans held for sale) and an $18.7 million, or 161.2%, increase in short-term interest-bearing deposits in other financial institutions. This increase was partially offset by a $41.5 million, or 6.3%, reduction in our securities portfolio.
Loans. Net loans (including $220.8 million in mortgage loans held for sale) increased $52.7 million, or 3.8%, from $1.40 billion at December 31, 2008 to $1.45 billion at March 31, 2009. This increase was primarily due to a $60.9 million increase in mortgage loans held for sale: $24.5 million of the increase in loans held for sale was contributed by ViewPoint Bankers Mortgage, while $36.4 million of growth was attributable to mortgage warehouse lines originated for sale under our standard loan participation agreement. Warehouse lines of credit increased by $17.9 million, or 33.6%, from $53.3 million at December 31, 2008, to $71.2 million at March 31, 2009, while commercial non-mortgage loans increased by $1.0 million, or 5.4%.
These increases were partially offset by a $14.2 million, or 10.0%, overall decline in consumer lending balances, as consumer loans decreased from $141.2 million at December 31, 2008, to $127.0 million at March 31, 2009. We have reduced our emphasis on consumer lending as we focus on building our balance sheet with residential real estate and commercial loans and investments.
Over the past year, we significantly expanded our one-to four-family and commercial real estate loan portfolios: since March 31, 2008, one-to four-family mortgage loans increased by $130.9 million, or 35.7%, from $366.7 million at March 31, 2008, to $497.6 million at March 31, 2009. Commercial real estate loans increased by $142.5 million, or 50.3%, from $283.5 million at March 31, 2008 to $426.0 million at March 31, 2009. One-to four-family loan production has increased: during the three months ended March 31, 2009, one-to four-family mortgage loan originations totaled $187.3 million, compared to $115.7 million for the three months ended December 31, 2008, and $104.9 million for the three months ended March 31, 2008. Our mortgage subsidiary, VPBM, is currently selling a larger portion of its one-to four-family loan production. For the three months ended March 31, 2009, VPBM sold or designated for sale 88.6% of the one- to four-family loans it originated, compared to 76.3% for the three months ended December 31, 2008, and 62.2% for the three months ended March 31, 2008.
ViewPoint Bankers Mortgage. At March 31, 2009, VPBM had total assets of $53.6 million, which primarily consisted of $46.9 million in one- to four- family mortgage loans held for sale. VPBM’s net income for the three months ended March 31, 2009, was $260,000, which primarily consisted of gains on sales of mortgage loans. These gains were partially offset by salary and other operating expenses. VPBM operates 13 loan production offices in Texas and has 124 employees.
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
Our non-performing loans to total loans ratio at March 31, 2009, was 0.49% compared to 0.38% at December 31, 2008. Nonaccrual loans increased by $3.2 million, from $2.2 million at December 31, 2008, to $5.4 million at March 31, 2009, while troubled debt restructurings decreased by $1.9 million, from $2.5 million at December 31, 2008, to $674,000 at March 31, 2009. Two commercial real estate loans totaling $1.8 million were reported as troubled debt restructurings at December 31, 2008, but have since been placed into nonaccrual status during the quarter ended March 31, 2009. These two loans are delinquent and are currently graded as substandard. Based on current valuations, $84,000 of specific reserve has been allocated to these two loans. Additionally, one-to four-family mortgage nonaccruals increased from $1.4 million at December 31, 2008, to $2.6 million at March 31, 2009. At March 31, 2009, our non-performing assets made up 0.34% of total assets, compared to 0.29% of total assets at December 31, 2008.
Our allowance for loan losses at March 31, 2009, was $9.5 million, or 0.76% of gross loans, compared to $9.1 million, or 0.73% of gross loans, at December 31, 2008. The $430,000, or 4.7%, increase in our allowance for loan losses was primarily due to a $442,000 increase in specific allowance as our individually analyzed impaired loans increased by $1.2 million, from $4.7 million at December 31, 2008, to $5.9 million at March 31, 2009. Net charge-offs for the three months ended March 31, 2009, were $1.0 million, compared to $1.1 million for the three months ended December 31, 2008, and $748,000 for the three months ended March 31, 2008.
Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)

Period-end loans with no allocated allowance for loan losses	$1,550	$3,068

Period-end loans with allocated allowance for loan losses	4,355	1,597

Total	$5,905	$4,665

Amount of the allowance for loan losses allocated to impaired loans at period-end	$770	$328

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Average of individually impaired loans during the period	$5,580	$4,284
Nonperforming loans were as follows:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	5,355	2,217
Troubled debt restructurings	674	2,528

Total	$6,029	$4,745

At March 31, 2009, nonaccrual loans consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One-to four- family	$2,598	48.52%
Commercial real estate	1,796	33.53
Home equity	171	3.20

Total mortgage loans	4,565	85.25

Automobile indirect loans	166	3.11
Automobile direct loans	126	2.34
Commercial non-mortgage loans	313	5.85
Consumer secured loans	5	0.09
Consumer lines of credit and unsecured loans	180	3.36

Total non-mortgage loans	790	14.75

Total nonaccrual loans	$5,355	100.00%

At March 31, 2009, troubled debt restructurings (excluding those loans on nonaccrual, which are reported above) consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
Home equity	$115	17.07%

Total mortgage loans	115	17.07

Automobile indirect loans	206	30.53
Automobile direct loans	243	36.10
Consumer lines of credit and unsecured loans	110	16.30

Total non-mortgage loans	559	82.93

Total troubled debt restructurings	$674	100.00%

Cash and Cash Equivalents. Cash and cash equivalents increased by $12.9 million, or 39.7%, to $45.4 million at March 31, 2009, from $32.5 million at December 31, 2008. This increase in cash position was primarily due to a $87.1 million increase in deposits and paydowns of securities.
Securities. Our securities portfolio decreased by $41.5 million, or 6.3%, to $613.9 million at March 31, 2009, from $655.4 million at December 31, 2008. We have not sold any securities. The decline in our securities portfolio was primarily caused by maturities and principal paydowns.
Deposits. Total deposits increased by $87.1 million, or 5.6%, to $1.64 billion at March 31, 2009, from $1.55 billion at December 31, 2008. We experienced growth in all of our deposit products, primarily in our savings and money market accounts, which increased by $36.3 million, or 5.7%, and our time accounts, which increased by $24.5 million, or 3.8%. The growth in time deposits is primarily attributable to certificates from the CDARS® network. Through CDARS®, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by virtue of the Company placing customer funds in excess of FDIC deposit insurance limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. We also saw a significant increase in our interest-bearing demand accounts, which increased by $20.4 million, or 20.7%, from $98.9 million at December 31, 2008, to $119.3 million at March 31, 2009; this growth was due to our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000 when certain stipulations are met.
Borrowings. Federal Home Loan Bank advances decreased by $61.9 million, or 15.1%, from $410.8 million at December 31, 2008, to $348.9 million at March 31, 2009. The outstanding balance of borrowings decreased during the quarter due to monthly principal paydowns. During the three months ended March 31, 2009, the Company used deposit growth to fund loans rather than utilizing borrowings as a funding source. At March 31, 2009, the Company was eligible to borrow an additional $415.2 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available Federal Funds lines of credit with other financial institutions totaling $66.0 million.
Shareholders’ Equity. Total shareholders’ equity increased by $1.8 million, or 0.93%, from $194.1 million at December 31, 2008, to $195.9 million at March 31, 2009. This increase was primarily caused by net income of $1.2 million for the three months ended March 31, 2009 and a decrease in unrealized losses on securities available for sale of $662,000. These changes were partially offset by the payment of an $0.08 per share dividend, which resulted in an $859,000 reduction to shareholders’ equity. On April 9, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, which allowed the Company to reverse the non-credit portion of an impairment charge booked to earnings relating to the Company’s collateralized debt obligations in December 2008. The $2.8 million after-tax amount was reflected as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital and no impact on tangible common equity.
Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008
General. Net income for the three months ended March 31, 2009, was $1.2 million, a decrease of $255,000, or 17.0%, from $1.5 million for the three months ended March 31, 2008. While net interest income increased by $3.0 million, or 27.1%, noninterest expense increased by $2.7 million, or 17.0%, noninterest income declined by $597,000, or 7.4%, and provision for loan losses increased by $310,000, or 27.4%.
Interest Income. Interest income increased by $5.4 million, or 24.3%, from $22.1 million for the three months ended March 31, 2008, to $27.5 million for the three months ended March 31, 2009. This increase was primarily due to a $6.4 million, or 44.8%, increase in interest income on loans, as the average balance of our loan portfolio increased by $504.2 million, or 52.8%, from $955.5 million for the three months ended March 31, 2008, to $1.46 billion for the three months ended March 31, 2009. Also, the average balance of mortgage-backed securities increased by $90.8 million, or 49.1%, from $184.6 million for the three months ended March 31, 2008, to $275.4 million for the three months ended March 31, 2009. These increases were partially offset by a $30.9 million, or 8.9%, decrease in the average balance of collateralized mortgage obligations, which decreased from $349.3 million for the three months ended March 31, 2008, to $318.4 million for the three months ended March 31, 2009. Overall, due to the lower interest rate environment, the yield on interest-earning assets decreased 42 basis points to 5.13% for the three months ended March 31, 2009, from 5.55% for the three months ended March 31, 2008.
Interest Expense. Interest expense increased by $2.4 million, or 21.4%, from $10.7 million for the three months ended March 31, 2008, to $13.1 million for the three months ended March 31, 2009. This increase was primarily caused by a $278.9 million, or 200.1%, increase in the average balance of our borrowings, from $139.3 million for the three months ended March 31, 2008, to $418.2 million for the three months ended March 31, 2009. We utilize borrowings from the Federal Home Loan Bank and the Federal Reserve, as well as our repurchase agreement with Credit Suisse, to leverage the balance sheet, increase liquidity, and extend the duration of our liabilities to more closely match our assets. At March 31, 2009, we had $348.9 million in outstanding Federal Home Loan Bank advances and $25.0 million outstanding for our repurchase agreement. We had no Federal Reserve borrowings outstanding at the end of the quarter due to the short-term nature of these borrowings.

In addition to the $2.3 million increase in interest expense on borrowings, interest expense paid on deposits increased by $43,000, or 0.47%. Although the average balances in all of our deposit products grew by a combined $280.9 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, decreased rates helped to offset any additional expense associated with the balance increases. Overall, the rate paid on average interest-bearing liabilities decreased 54 basis points to 2.85% for the three months ended March 31, 2009, compared to 3.39% for the three months ended March 31, 2008, due to the lower interest rate environment.
Net Interest Income. Net interest income increased by $3.0 million, or 27.1%, to $14.5 million for the three months ended March 31, 2009, from $11.4 million for the three months ended March 31, 2008. The net interest rate spread increased 12 basis points to 2.28% for the three months ended March 31, 2009, from 2.16% for the same period last year. The net interest margin decreased 15 basis points to 2.70% for the three months ended March 31, 2009, from 2.85% for the three months ended March 31, 2008.
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
Based on management’s evaluation, provisions for loan losses of $1.4 million and $1.1 million were made during the three months ended March 31, 2009, and March 31, 2008, respectively. The $310,000, or 27.4%, increase in provisions for loan losses was primarily caused by the growth of our loan portfolio, as well as an increase in impaired loans. Compared to the three months ended March 31, 2008, our average loans have increased by $504.2 million, or 52.8%, with the growth being driven by residential and commercial real estate loans and warehouse lines of credit. In addition, net charge-offs have increased from $748,000 for the three months ended March 31, 2008, to $1.0 million for the three months ended March 31, 2009 due to increased commercial non-mortgage, one-to four-family and direct automobile charge-offs. Additionally, impaired loans have increased by $1.9 million, from $4.0 million at March 31, 2008, to $5.9 million at March 31, 2009, with specific reserves allocated to impaired loans increasing by $430,000, from $340,000 at March 31, 2008, to $770,000 at March 31, 2009. At March 31, 2009, our allowance for loans losses to total loans was 0.76%, compared to 0.73% at December 31, 2008, and 0.69% at March 31, 2008.
Noninterest Income. Noninterest income decreased by $597,000, or 7.4%, from $8.0 million for the three months ended March 31, 2008, to $7.4 million for the three months ended March 31, 2009. This decrease was primarily caused by a $465,000 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related. When modeled using projected assumptions for defaults, deferrals, recoveries and prepayments, this security was projected to return no future cash flows. An April 2009 report showed that additional deferrals and an increase in probable bank defaults warranted this impairment. Also, in March 2009, we booked $400,000 of loss relating to the closure of eight in-store banking centers as we expand our community banking network by opening more free-standing, full-service community bank offices and transition away from limited service grocery store banking centers. Additionally, during the three months ended March 31, 2009, we booked a valuation adjustment of $211,000 to write down our mortgage servicing rights to $1.1 million.

Comparatively, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering, with no similar transactions in 2009. These decreases in noninterest income were partially offset by a $1.9 million, or 101.1%, increase in the net gain on sales of loans; VPBM sold $140.2 million in mortgage loans to outside investors during the three months ended March 31, 2009, compared to $59.3 million for the three months ended March 31, 2008.
Noninterest Expense. Noninterest expense increased by $2.7 million, or 17.0%, from $15.9 million for the three months ended March 31, 2008, to $18.6 million for the three months ended March 31, 2009. This increase was primarily due to a $2.2 million, or 21.9%, increase in salaries and employee benefits expense; since March 2008, we have added staff due to the opening of our Northeast Tarrant County community bank office in August 2008 and our Oak Cliff community bank office in October 2008. Overall, our full-time employee equivalent count has increased from 544 at March 31, 2008, to 633 at March 31, 2009. The $2.2 million increase in salaries and employee benefits expense included a $779,000 increase in variable incentives based on higher mortgage loan production in 2009. Additionally, outside professional services expense increased by $546,000, or 103.0%, due to higher FDIC and OTS assessments in 2009 and the $350,000 reversal of a Visa litigation liability during the three months ended March 31, 2008, with no corresponding transaction in 2009. These increases in noninterest expense were partially offset by lower advertising expense of $309,000, or 54.8%.
Income Tax Expense. During the three months ended March 31, 2009, we incurred income tax expense of $584,000 on our pre-tax income compared to income tax expense of $865,000 for the three months ended March 31, 2008. The effective tax rate decreased from 36.6% for the three months ended March 31, 2008, to 31.9% for the three months ended March 31, 2009. The decline in the effective tax rate was primarily attributable to tax benefits relating to our bank-owned life insurance policy and the purchase of municipal bonds.
Analysis of Net Interest Income — Three Months Ended March 31, 2009, and 2008
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Three Months Ended March 31,
	2009			2008
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,459,716	$20,738	5.68%	$955,538	$14,325	6.00%
Agency mortgage-backed securities	275,387	3,172	4.61	184,641	2,306	5.00
Agency collateralized mortgage obligations	318,363	3,104	3.90	349,326	4,332	4.96
Investment securities and collateralized debt obligations	49,094	447	3.64	52,987	727	5.49
FHLB stock	16,632	—	—	6,700	64	3.82
Interest-earning deposit accounts	27,994	59	0.84	46,474	378	3.25

Total interest-earning assets	2,147,186	27,520	5.13	1,595,666	22,132	5.55

Noninterest -earning assets	89,227			111,030

Total assets	$2,236,413			$1,706,696

Interest-bearing liabilities:
Interest-bearing demand	104,381	407	1.56	66,762	124	0.74
Savings and money market	644,216	3,376	2.10	574,402	3,488	2.43
Time	662,419	5,362	3.24	488,973	5,490	4.49
Borrowings	418,152	3,906	3.74	139,331	1,645	4.72
Total interest-bearing liabilities	1,829,168	13,051	2.85	1,269,468	10,747	3.39

Noninterest- bearing liabilities	211,767			231,730

Total liabilities	2,040,935			1,501,198

Total capital	195,478			205,498

Total liabilities and capital	$2,236,413			$1,706,696

Net interest income		$14,469			$11,385

Net interest rate spread			2.28%			2.16%

Net earning assets	$318,018			$326,198

Net interest margin			2.70%			2.85%

Average interest-earning assets to average interest-bearing liabilities	117.39%			125.70%

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

	Three Months Ended March 31,
	2009 versus 2008
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)

Interest-earning assets:
Loans receivable	$7,198	$(785)	$6,413
Agency mortgage-backed securities	1,057	(191)	866
Agency collateralized mortgage obligations	(360)	(868)	(1,228)
Investment securities and collateralized debt obligations	(50)	(230)	(280)
FHLB stock	—	(64)	(64)
Interest-earning deposit accounts	(111)	(208)	(319)

Total interest-earning assets	7,734	(2,346)	5,388

Interest-bearing liabilities:
Interest-bearing demand	96	187	283
Savings and money market	397	(509)	(112)
Time	1,643	(1,771)	(128)
Borrowings	2,669	(408)	2,261

Total interest-bearing liabilities	4,805	(2,501)	2,304

Net interest income	$2,929	$155	$3,084

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2009, ViewPoint Bank had an additional borrowing capacity of $415.2 million with the Federal Home Loan Bank of Dallas (FHLB). In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding; Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. Also, at March 31, 2009, the Company had $66.0 million in Federal Funds lines of credits available with other financial institutions.

ViewPoint Bank has classified 73.2% of its securities portfolio as available for sale, providing an additional source of liquidity. With the exception of collateralized debt obligations, which comprise 0.47% of our available for sale securities portfolio, management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include portions of commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. ViewPoint Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2009, the total approved loan commitments and unused lines of credit (including warehouse line commitments) outstanding amounted to $107.0 million and $233.2 million, respectively, as compared to $127.7 million and $102.5 million, respectively, as of December 31, 2008. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $563.5 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with ViewPoint Bank.
For the three months ended March 31, 2009, cash and cash equivalents increased $12.9 million, or 39.7%, from $32.5 million as of December 31, 2008, to $45.4 million as of March 31, 2009. Cash provided by investing activities of $47.0 million and cash provided by financing activities of $24.3 million more than offset cash used for operating activities of $58.4 million. Primary sources of cash for the three months ended March 31, 2009 included proceeds from the sale of loans held for sale of $903.3 million and increased deposits of $87.1 million. Primary uses of cash for the three months ended March 31, 2009, included loans originated for sale of $960.5 million and repayments on FHLB advances of $61.9 million.
For the three months ended March 31, 2008, cash and cash equivalents increased $23.6 million, or 32.1%, from $73.5 million as of December 31, 2007, to $97.1 million as of March 31, 2008. Cash provided by financing activities of $110.2 million more than offset cash used for operating activities of $4.2 million and cash used for investing activities of $82.4 million. Primary sources of cash for the three months ended March 31, 2008 included an increase in deposits of $79.7 million, proceeds from the sale of loans held for sale of $63.4 million, and proceeds from FHLB advances of $36.0 million. Primary uses of cash for the three months ended March 31, 2008, included purchases of held-to-maturity securities of $85.3 million, loans originated for sale of $70.0 million, and a net increase in loans of $32.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2008 Annual Report on Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	March 31, 2009
	Less	One	Four
	than	through	through	After
	One	Three	Five	Five
	Year	Years	Years	Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$36,397	$97,834	$106,841	$107,829	$348,901
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,575	2,481	1,454	3,510	9,020

Total advances and operating leases	$37,972	$100,315	$108,295	$136,339	382,921

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	31,799
Commitments to originate loans	—	—	—	—	75,183
Unused lines of credit and warehouse line commitments	—	—	—	—	233,220

Total loan commitments	—	—	—	—	340,202

Total contractual obligations and loan commitments					$723,123

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at March 31, 2009, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well capitalized” status under the capital categories of the OTS. Based on capital levels at March 31, 2009, the Bank was considered to be well-capitalized.
At March 31, 2009, the Bank’s GAAP equity totaled $166.9 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. The Company’s equity totaled $195.9 million, or 8.8% of total assets, at March 31, 2009. ViewPoint Financial Group is not subject to any specific capital requirements; however, the OTS expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the Bank if it does not meet capital requirements. During the three months ended March 31, 2009, ViewPoint Financial Group contributed $2.0 million in capital to ViewPoint Bank. While the Bank never fell below well-capitalized status, the Company completed the capital contribution to ensure that the Bank’s capital levels remain high. The following table displays the Bank’s capital position relative to its OTS capital requirements at March 31, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

					To Be Well Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2009:
Total capital (to risk weighted assets)	$168,845	10.97%	$123,122	8.00%	$153,903	10.00%
Tier 1 (core) capital (to risk weighted assets)	160,118	10.40	61,561	4.00	92,342	6.00
Tier 1 (core) capital (to adjusted total assets)	160,118	7.17	89,271	4.00	111,589	5.00

As of December 31, 2008:
Total capital (to risk weighted assets)	$163,596	11.17%	$117,146	8.00%	$146,432	10.00%
Tier 1 (core) capital (to risk weighted assets)	154,856	10.58	58,573	4.00	87,859	6.00
Tier 1 (core) capital (to adjusted total assets)	154,856	7.02	88,258	4.00	110,323	5.00

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
As part of its efforts to monitor and manage interest rate risk, the Bank uses the net portfolio value (“NPV”) methodology adopted by the OTS as part of its capital regulations. In essence, this approach calculates the difference between the present value of expected cash flows from assets and liabilities. Management and the Board of Directors review NPV measurements on a quarterly basis to determine whether the Bank’s interest rate exposure is within the limits established by the Board of Directors.
The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100, 200, and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00%, 6.00%, and 5.00%, respectively. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2009, and December 31, 2008, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

As illustrated in the tables below, our NPV would be positively impacted by a decrease in market rates of interest of 200 basis points or more. Conversely, our NPV would be negatively impacted by an increase in interest rates. An increase in rates would negatively impact our NPV as a result of the duration of assets, including fixed rate residential mortgage loans, being longer than the duration of liabilities, primarily deposit accounts and Federal Home Loan Bank borrowings, in the upward rate change scenarios. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments.
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets will be purchased. These assets will reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings will be added as appropriate. These borrowings will be of a term so as to lengthen the duration of liabilities sufficiently to impact duration mismatches. Such borrowings will also reduce our sensitivity to upward interest rate shocks. These strategies will be implemented as opportunities arise to mitigate interest rate risk without sacrificing earnings requirements.

March 31, 2009
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	142,281	(37,758)	(20.97)	6.73
200	159,389	(20,650)	(11.47)	7.38
100	173,858	(6,181)	(3.43)	7.88
0	180,039	—	—	8.02
(100)	178,536	(1,503)	(0.83)	7.84
(200)	182,002	1,963	1.09	7.86
(300)	195,012	14,973	8.32	8.28

December 31, 2008
Change in
Interest
Rates in	Net Portfolio Value			NPV
Basis Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)

300	116,243	(55,211)	(32.20)	5.61
200	138,395	(33,059)	(19.28)	6.51
100	158,694	(12,760)	(7.44)	7.28
0	171,454	—	—	7.70
(100)	173,147	1,693	0.99	7.65
(200)	171,964	510	0.30	7.48
(300)	179,152	7,698	4.49	7.67
The Bank’s NPV was $180.0 million, or 8.02%, of the market value of portfolio assets as of March 31, 2009, an $8.5 million increase from the $171.5 million, or 7.70%, of the market value of portfolio assets as of December 31, 2008. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $20.7 million decrease in our NPV at March 31, 2009, a decrease from $33.1 million at December 31, 2008, and would result in a 64 basis point decrease in our NPV ratio to 7.38% at March 31, 2009, as compared to a 119 basis point decrease to 6.51% at December 31, 2008. An immediate 200 basis point decrease in market interest rates would result in a $2.0 million increase in our NPV at March 31, 2009, compared to $510,000 at December 31, 2008, and would result in a 16 basis point decrease in our NPV ratio to 7.86% at March 31, 2009, as compared to a 22 basis point decrease in our NPV ratio to 7.48% at December 31, 2008.
In addition to monitoring selected measures of NPV, management also calculates and monitors effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with NPV measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.

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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1.A. Risk Factors
Set forth below are updates and additions to the market risk information provided in Item 1.A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These updates and additions should be read in conjunction with the 2008 Form 10-K information.
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

11	Statement regarding computation of per share earnings (See Note 3 of the Condensed Notes to Unaudited Consolidated Interim Financial Statements included in this Form 10-Q)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViewPoint Financial Group (Registrant)
Date: May 5, 2009	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2009	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications