Form 10-Q
period 2009-06-30
ViewPoint Financial Group
filed 2009-08-06
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157

Class	Shares Outstanding as of August 4, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$17,611	$20,886
Short-term interest-bearing deposits in other financial institutions	36,799	11,627

Total cash and cash equivalents	54,410	32,513
Securities available for sale	428,288	483,016
Securities held to maturity (fair value June 30, 2009 - $173,654, December 31, 2008 - $176,579)	168,666	172,343
Loans held for sale	337,228	159,884
Loans, net of allowance of $9,996- June 30, 2009, $9,068-December 31, 2008	1,172,932	1,239,708
Federal Home Loan Bank stock, at cost	15,147	18,069
Bank-owned life insurance	27,920	27,578
Mortgage servicing rights	983	1,372
Foreclosed assets, net	1,920	1,644
Premises and equipment, net	50,041	45,937
Goodwill	1,089	1,089
Accrued interest receivable	7,645	8,519
Other assets	21,771	21,743

Total assets	$2,288,040	$2,213,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	180,225	172,395
Interest-bearing demand	158,585	98,884
Savings and money market	666,940	635,243
Time	680,097	641,568

Total deposits	1,685,847	1,548,090
Federal Home Loan Bank advances	336,866	410,841
Repurchase agreement	25,000	25,000
Accrued interest payable	1,964	1,769
Other liabilities	40,372	33,576

Total liabilities	2,090,049	2,019,276
Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued – June 30, 2009; 26,208,958 shares issued – December 31, 2008	262	262
Additional paid-in capital	116,934	115,963
Retained earnings	107,191	108,332
Accumulated other comprehensive income (loss)	1,940	(1,613)
Unearned Employee Stock Ownership Plan (ESOP) shares; 657,519 shares – June 30, 2009; 704,391 shares – December 31, 2008	(6,628)	(7,097)
Treasury stock, at cost; 1,279,801 shares–June 30, 2009; 1,279,801 shares–December 31, 2008	(21,708)	(21,708)

Total shareholders’ equity	197,991	194,139

Total liabilities and shareholders’ equity	$2,288,040	$2,213,415

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$21,224	$15,281	$41,962	$29,606
Taxable securities	6,218	7,384	12,855	14,749
Nontaxable securities	86	10	172	10
Interest-bearing deposits in other financial institutions	169	413	228	791
Federal Home Loan Bank stock	3	117	3	181

	27,700	23,205	55,220	45,337
Interest expense
Deposits	8,714	8,888	17,859	17,990
Federal Home Loan Bank advances	3,585	1,796	7,361	3,441
Federal Reserve Bank borrowings	—	—	29	—
Repurchase agreement	195	92	296	92

	12,494	10,776	25,545	21,523

Net interest income	15,206	12,429	29,675	23,814
Provision for loan losses	1,494	1,506	2,936	2,638

Net interest income after provision for loan losses	13,712	10,923	26,739	21,176

Noninterest income
Service charges and fees	4,829	5,134	9,265	9,884
Brokerage fees	64	104	139	220
Net gain on sales of loans	5,331	2,314	9,037	4,168
Loan servicing fees	48	69	101	127
Bank-owned life insurance income	178	269	342	548
Gain on redemption of Visa, Inc. shares	—	—	—	771
Valuation adjustment on mortgage servicing rights	—	—	(211)	—
Impairment of collateralized debt obligations (all credit)	(11,781)	—	(12,246)	—
Gain on sale of available for sale securities	2,377	—	2,377	—
Loss on sale of foreclosed assets	(111)	(23)	(276)	(25)
Gain (loss) on disposition of assets	(526)	4	(942)	12
Other	408	327	651	532

	817	8,198	8,237	16,237
Noninterest expense
Salaries and employee benefits	12,109	10,433	24,204	20,359
Advertising	434	806	689	1,370
Occupancy and equipment	1,462	1,309	3,064	2,622
Outside professional services	502	470	910	681
Regulatory assessments	1,793	355	2,461	674
Data processing	1,038	1,012	2,042	2,070
Office operations	1,462	1,464	2,968	3,009
Deposit processing charges	228	251	463	510
Lending and collection	387	356	675	597
Other	536	453	1,094	945

	19,951	16,909	38,570	32,837

Income (loss) before income tax expense	(5,422)	2,212	(3,594)	4,576
Income tax expense (benefit)	(1,591)	812	(1,007)	1,677

Net income (loss)	$(3,831)	$1,400	$(2,587)	$2,899

Earnings (loss) per share:
Basic	$(0.16)	$0.06	$(0.11)	$0.12

Diluted	$(0.16)	$0.06	$(0.11)	$0.12

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(3,831)	$1,400	$(2,587)	$2,899

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	(629)	(5,376)	(1,587)	(6,657)
Reclassification of amount realized through impairment charges	11,781	—	12,246	—
Reclassification of amount realized through sale of securities	(2,377)	—	(2,377)	—
Tax effect	(3,041)	1,863	(1,886)	2,307

Other comprehensive income (loss), net of tax	5,734	(3,513)	6,396	(4,350)

Comprehensive income (loss)	$1,903	$(2,113)	$3,809	$(1,451)

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
For the six months ended June 30, 2008	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 53,977 shares	—	310	540	—	—	—	850
Treasury stock purchased at cost, 89,802 shares	—	—	—	—	—	(1,357)	(1,357)
Share-based compensation expense	—	827	—	—	—	—	827
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(79)	—	—	—	—	(79)
Restricted stock granted (10,000 shares)	—	(170)	—	—	—	170	—
Dividends declared ($0.13 per share)	—	—	—	(1,434)	—	—	(1,434)
Comprehensive income:
Net income	—	—	—	2,899	—	—	2,899
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(4,350)	—	(4,350)

Total comprehensive income							(1,451)

Balance at June 30, 2008	$262	$114,500	$(7,636)	$116,266	$(3,489)	$(18,753)	$201,150

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
For the six months ended June 30, 2009	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008, as previously reported	$262	$115,873	$(7,248)	$108,491	$(1,613)	$(21,708)	$194,057
SAB 108 adjustment (see Note 2)	—	90	151	(159)	—	—	82

Balance at January 1, 2009, as adjusted	262	115,963	(7,097)	108,332	(1,613)	(21,708)	194,139
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)	—	—	—	2,843	(2,843)	—	—
ESOP shares earned, 46,872 shares	—	198	469	—	—	—	667
Share-based compensation expense	—	909	—	—	—	—	909
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.13 per share)	—	—	—	(1,397)	—	—	(1,397)
Comprehensive income:
Net income (loss)	—	—	—	(2,587)	—	—	(2,587)
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	—	7,101	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(705)	—	(705)

Total comprehensive income							3,809

Balance at June 30, 2009	$262	$116,934	$(6,628)	$107,191	$1,940	$(21,708)	$197,991

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(2,587)	$2,899
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,936	2,638
Depreciation and amortization	1,989	2,158
Premium amortization and accretion of securities, net	41	(428)
Gain on sale of available for sale securities	(2,377)	—
Impairment of collateralized debt obligations	12,246	—
ESOP compensation expense	667	850
Share-based compensation expense	909	827
Amortization of mortgage servicing rights	178	152
Net (gain) loss on loans held for sale	(9,037)	(4,168)
Loans originated or purchased for sale	(2,435,549)	(138,413)
Proceeds from sale of loans held for sale	2,267,242	132,574
FHLB stock dividends	(3)	(181)
Increase in bank-owned life insurance	(342)	(548)
Loss (gain) on disposition of property and equipment	219	2
Net loss (gain) on sales of other real estate owned	266	52
Impairment of mortgage servicing rights	211	—
Net change in deferred loan fees	60	915
Net change in accrued interest receivable	874	(586)
Net change in other assets	(3,427)	(201)
Net change in other liabilities	6,991	8,738

Net cash from operating activities	(158,493)	7,280
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	70,946	64,655
Purchases	(90,066)	(15,075)
Proceeds from sale of AFS securities	73,785	—
Held-to-maturity securities:
Maturities, prepayments and calls	22,890	9,275
Purchases	(19,271)	(134,499)
Proceeds from member capital account	—	1,000
Net change in loans	62,407	(122,941)
Redemption/(purchase) of FHLB stock	2,952	(2,452)
Purchases of premises and equipment	(6,316)	(2,115)
Proceeds from sale of fixed assets	4	14
Proceeds on sale of other real estate owned	674	321

Net cash from investing activities	118,005	(201,817)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities
Net change in deposits	137,757	109,493
Proceeds from Federal Home Loan Bank advances	—	72,000
Repayments on Federal Home Loan Bank advances	(73,975)	(11,140)
Proceeds from repurchase agreement	—	25,000
Treasury stock purchased	—	(1,357)
Payment of dividends	(1,397)	(1,434)

Net cash from financing activities	62,385	192,562

Net change in cash and cash equivalents	21,897	(1,975)
Beginning cash and cash equivalents	32,513	73,478

Ending cash and cash equivalents	$54,410	$71,503

Supplemental cash flow information:
Interest paid	$25,350	$21,608
Income taxes paid	$1,790	$1,917
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,371	$896
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
As of June 30, 2009, ViewPoint MHC (the “MHC”) was the majority (57%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. SAB 108 Adjustment
The Company revised its consolidated balance sheet as of December 31, 2008, and the beginning balance in the consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2009, to reflect a SAB 108 adjustment made during the first quarter of 2009. The SAB 108 adjustment related to a correction of the Company’s allocation of ESOP shares. For 2008, the Company allocated 15,116 shares more than scheduled under the ESOP plan as a result of an additional principal payment, causing an understatement of compensation expense for 2008. Due to this correction, retained earnings was decreased by $159, income taxes payable (disclosed under other liabilities) was decreased by $82, additional paid-in capital was increased by $90 and unearned ESOP shares was decreased by $151.
The relevant information included in the consolidated statements of income for the three and six months ended June 30, 2008, the consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2008, and the consolidated statement of cash flows for the six months ended June 30, 2008, were revised in this Quarterly Report on Form 10-Q to reflect the above correction. As a result, for the three months ended June 30, 2008, salaries and employee benefits expense was increased by $60, which had a net effect of decreasing net income by $39. For the six months ended June 30, 2008, salaries and employee benefits expense was increased by $119, which had a net effect of decreasing net income by $78. The adjustment did not change the earnings per share of $0.06 for the three months ended June 30, 2008, and $0.12 for the six months ended June 30, 2008.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The relevant information included in the consolidated statements of income, the consolidated statement of changes in shareholders’ equity, and the consolidated statement of cash flows for the nine and twelve month periods of 2008 will be revised in future filings to reflect the above correction. This SAB 108 adjustment is not material to prior periods. The below table illustrates the impact of this adjustment on the Company’s December 31, 2008 balance sheet and the statements of income for the three and six months ended June 30, 2008.

		SAB 108
BALANCE SHEET- DECEMBER 31, 2008	As reported	adjustment	As adjusted
Other liabilities	$33,658	$(82)	$33,576
Total liabilities	2,019,358	(82)	2,019,276
Additional paid-in capital	115,873	90	115,963
Retained earnings	108,491	(159)	108,332
Unearned ESOP shares	(7,248)	151	(7,097)
Total shareholders’ equity	194,057	82	194,139

		SAB 108
STATEMENTS OF INCOME	As reported	adjustment	As adjusted
Three months ended June 30, 2008
Net income	1,439	(39)	1,400
Earnings per share (basic and diluted)	0.06	—	0.06
Six months ended June 30, 2008
Net income	2,977	(78)	2,899
Earnings per share (basic and diluted)	0.12	—	0.12

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
3. Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unearned restricted stock awards. The dilutive effect of the unexercised stock options and unearned restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The impact of the adoption of this FSP for the three and six months ended June 30, 2009, and June 30, 2008, had no impact on the earnings (loss) per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the three and six month periods ended June 30, 2009, and June 30, 2008, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(3,831)	$1,400	$(2,587)	$2,899

Weighted average common shares outstanding	24,929,157	25,211,327	24,929,157	25,214,915
Less: Average unallocated ESOP shares	672,886	776,064	684,538	789,559
Average unvested restricted stock awards	307,219	393,264	325,588	411,736

Average shares	23,949,052	24,041,999	23,919,031	24,013,620

Basic earnings (loss) per common share	$(0.16)	$0.06	$(0.11)	$0.12

Diluted
Net income (loss)	$(3,831)	$1,400	$(2,587)	$2,899

Weighted average common shares outstanding for basic earnings per common share	23,949,052	24,041,999	23,919,031	24,013,620
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—	—

Average shares and dilutive potential common shares	23,949,052	24,041,999	23,919,031	24,013,620

Diluted earnings (loss) per common share	$(0.16)	$0.06	$(0.11)	$0.12

Stock options for 304,544 shares of common stock outstanding were not considered in computing diluted earnings (loss) per share for the three and six months ended June 30, 2009, because the options were anti-dilutive.
Stock options for 256,811 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and six months ended June 30, 2008, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
4. Dividends
On January 20, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share. The dividend was payable on February 17, 2009, to shareholders of record as of February 3, 2009. On April 23, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on May 21, 2009, to shareholders of record as of May 7, 2009. ViewPoint MHC, which owns 57% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $395 and $786, respectively, for the three and six months ended June 30, 2009. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $80 and $123, respectively, for the three and six months ended June 30, 2009. The total income tax benefit recognized in the income statement for share-based compensation was $162 and $309, respectively, for the three and six months ended June 30, 2009.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $390 and $783, respectively, for the three and six months ended June 30, 2008. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan for the three months ended June 30, 2008, was $59, which was offset by a compensation expense adjustment of $62 to true up the Company’s forfeiture rate estimates for stock options granted from May 2007 to May 2008. The adjustment resulted in a net credit of $3 for the three months ended June 30, 2008. For the six months ended June 30, 2008, compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $44. The total income tax benefit recognized in the income statement for share-based compensation was $132 and $281, respectively, for the three and six months ended June 30, 2008.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at June 30, 2009, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	346,161	$18.41
Granted	—	—
Vested	86,043	18.42
Forfeited	—	—

Non-vested at June 30, 2009	260,118	$18.41

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of June 30, 2009, there was $4,607 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.9 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of June 30, 2009, and changes for the six months then ended is presented below. All of the stock option forfeitures occurred in the current year.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2008	235,661	17.91	8.7	—
Granted	78,500	15.04	10.0	—
Exercised	—	—	—	—
Forfeited	9,617	17.27	—	—

Outstanding at June 30, 2009	304,544	$17.19	8.6	$—

Fully vested and expected to vest	300,463	$17.31	8.5	$—

Exercisable at June 30, 2009	29,419	$18.40	7.9	$—

As of June 30, 2009, there was $742 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.8 years. At June 30, 2009, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of June 30, 2009, the Company has not granted any stock appreciation rights.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Loans
Loans consist of the following:

	June 30,	December 31,
	2009	2008
Mortgage loans:
One-to four-family	$470,258	$498,961
Commercial real estate	437,630	436,483
One-to four-family construction	3,621	503
Home equity	99,408	101,021

Total mortgage loans	1,010,917	1,036,968

Automobile indirect loans	21,271	38,837
Automobile direct loans	65,094	73,033
Government-guaranteed student loans	8,382	7,399
Commercial non-mortgage loans	22,494	18,574
Warehouse lines of credit	34,769	53,271
Consumer lines of credit and unsecured loans	14,750	15,192
Other consumer loans, secured	6,517	6,708

Total non-mortgage loans	173,277	213,014

Gross loans	1,184,194	1,249,982
Deferred net loan origination fees	(1,266)	(1,206)
Allowance for loan losses	(9,996)	(9,068)

Net loans	$1,172,932	$1,239,708

Activity in the allowance for loan losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Beginning balance	$9,498	$6,549	$9,068	$6,165

Provision for loan losses	1,494	1,506	2,936	2,638
Loans charged-off	(1,144)	(952)	(2,350)	(1,958)
Recoveries	148	175	342	433

Ending balance	$9,996	$7,278	$9,996	$7,278

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
7. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and federal agency	$81,497	$79	$—	$81,576
Agency residential mortgage-backed securities	134,331	2,927	(403)	136,855
Agency residential collateralized mortgage obligations	202,262	3,486	(2,961)	202,787
SBA pools	7,227	—	(157)	7,070

Total debt securities	$425,317	$6,492	$(3,521)	$428,288

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
U.S. government and federal agency	$18,502	$238	$—	$18,740
Agency residential mortgage-backed securities	137,338	1,492	(659)	138,171
Agency residential collateralized mortgage obligations	313,391	4,199	(7,525)	310,065
SBA pools	8,313	—	(213)	8,100
Collateralized debt obligations	7,940	—	—	7,940

Total debt securities	$485,484	$5,929	$(8,397)	$483,016

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and federal agency	$9,998	$20	$—	$10,018
Agency residential mortgage-backed securities	129,316	4,140	—	133,456
Agency residential collateralized mortgage obligations	19,952	661	(9)	20,604
Municipal bonds	9,400	215	(39)	9,576

Total debt securities	$168,666	$5,036	$(48)	$173,654

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
U.S. government and federal agency	$9,992	$151	$—	$10,143
Agency residential mortgage-backed securities	140,663	3,491	(56)	144,098
Agency residential collateralized mortgage obligations	12,304	417	(25)	12,696
Municipal bonds	9,384	258	—	9,642

Total debt securities	$172,343	$4,317	$(81)	$176,579

Sales activity of securities for the six months ended June 30, 2009, and June 30, 2008 were as follows:

	June 30, 2009	June 30, 2008

Proceeds	$73,785	$—
Gross gains	2,377	—
Gross losses	—	—
The tax provision related to these realized gains for the six months ended June 30, 2009, and June 30, 2008 was $808 and $0, respectively (using a 34% tax rate.)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million, resulted in a $1.6 million after-tax increase to earnings, which occurred during the second quarter of 2009.
The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer(s), and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
During the six months ended June 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, which occurred prior to their sale. This charge was determined by applying an EITF 99-20 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by EITF 99-20-2, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; and (4) a ratings downgrade from BBB to C for each of the securities during the quarter.
The sale of the collateralized debt obligation securities generated proceeds of $224 with no gain or loss recognized on the sale.
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

June 30, 2009
Beginning balance, January 1, 2009	$9,408
Additional credit losses not recorded previously	12,246
Reductions for securities sold	(21,654)
Reductions for securities that are planned to be sold	—
Additional credit losses on previous other-than- temporary impairment reported in accumulated other comprehensive loss	—
Reductions for increases in cash flows	—

Ending balance, June 30, 2009	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at June 30, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value
Due in one year or less	$—	$—	$81,576
Due from one to five years	11,297	11,359	—
Due from five to ten years	8,101	8,235	7,070
Agency residential mortgage-backed securities	129,316	133,456	136,855
Agency residential collateralized mortgage obligations	19,952	20,604	202,787

Total	$168,666	$173,654	$428,288

Securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

SBA pools	$—	$—	$7,070	$(157)	$7,070	$(157)
Municipal bonds	2,011	(39)	—	—	2,011	(39)
Agency residential mortgage-backed and collateralized mortgage obligations	31,069	(398)	101,640	(2,975)	132,709	(3,373)

Total temporarily impaired	$33,080	$(437)	$108,710	$(3,132)	$141,790	$(3,569)

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer(s), and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company’s SBA pools are guaranteed as to principal and interest by the U.S. government. The agency residential mortgage-backed securities and agency collateralized mortgage obligations were issued and are backed by the Government National Mortgage Association (GNMA), a U.S. government agency, or by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), both U.S. government sponsored agencies. They carry the explicit or implicit guarantee of the U.S. government. There are no current or expected credit concerns with these agencies as related to these securities. The Company does not own any non-agency mortgage-backed securities or collateralized mortgage obligations.
The Company conducts regular reviews of the municipal bond agency ratings of securities. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well, including reviews of official statements and other available municipal reports. The ratings of the Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, have not changed since issuance. All continue to be of strong or higher investment grade. The unrealized losses shown are due to changes in market interest rates, not to credit issues.

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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Prior to their sale in June 2009, the Level 3 investments consisted of five collateralized debt obligations known as trust preferred securities. Depository institutions comprised at least 75% of the underlying issuers in each of these securities, with the remainder being insurance companies. No one entity represented more than 5% of the underlying issuers in any of the securities. Once priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments became significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, varied widely. The once active market was comparatively inactive.
During the six months ended June 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, reducing their value to fair value. This occurred prior to sale. This charge was determined by applying an EITF 99-20 discounted cash flow model analysis to the securities. The analysis included a review of the financial condition of each of the underlying issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the model, resulting in a waterfall distribution of estimated future cash flows to each tranche of the collateralized debt obligation. Prior to the June 2009 sale date, no actual loss of principal or interest had occurred.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2009, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Securities available for sale	$428,288	$—	$428,288	$—

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Securities available for sale	$483,016	$—	$475,076	$7,940
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Securities
available for
sale
Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of FSP FAS 115-2 and 124-2, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Other changes in fair value	—
Gains (losses) on sales of securities	20
Included in other comprehensive income	—

Ending balance, June 30, 2009	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2009, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	June 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$3,746	$—	$3,746	$—

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$1,269	$—	$1,269	$—
Impaired loans, which primarily consist of one-to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at June 30, 2009, had an outstanding balance of $4,436, with a valuation allowance of $690, resulting in an additional provision for loan losses of $612 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2008, had an outstanding balance of $1,597, with a valuation allowance of $328, resulting in an additional provision for loan losses of $55.
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$54,410	$54,410	$32,513	$32,513
Securities available for sale	428,288	428,288	483,016	483,016
Securities held to maturity	168,666	173,654	172,343	176,579
Loans held for sale	337,228	338,428	159,884	159,884
Loans, net	1,172,932	1,166,699	1,239,708	1,247,457
Federal Home Loan Bank stock	15,147	N/A	18,069	N/A
Accrued interest receivable	7,645	7,645	8,519	8,519

Financial liabilities
Deposits	$(1,685,847)	$(1,668,780)	$(1,548,090)	$(1,558,107)
Federal Home Loan Bank advances	(336,866)	(340,956)	(410,841)	(427,243)
Repurchase agreement	(25,000)	(25,000)	(25,000)	(24,980)
Accrued interest payable	(1,964)	(1,964)	(1,769)	(1,769)

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
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25.0 million to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at June 30, 2009. The securities sold under agreements to repurchase had an average balance of $31.5 million and an average interest rate of 2.39% during the three months ended June 30, 2009. The maximum month-end balance during the three months ended June 30, 2009 was $33.2 million. The securities sold under agreements to repurchase had an average balance of $32.5 million and an average interest rate of 2.48% during the six months ended June 30, 2009. The maximum month-end balance during the six months ended June 30, 2009 was $33.7 million. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $32.8 million at June 30, 2009. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
10. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and six months ended June 30, 2009, and 2008, follows:

	Three Months Ended
	June 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPBM	Adjustments[1]	Total)
Total interest income	$28,129	$656	$(1,085)	$27,700
Total interest expense	12,591	402	(499)	12,494
Provision for loan losses	1,494	—	—	1,494

Net interest income after provision for loan losses	14,044	254	(586)	13,712
Other revenue	7,302	—	(35)	7,267
Net gain (loss) on sales of loans	(687)	5,479	539	5,331
Impairment of collateralized debt obligations (all credit)	(11,781)	—	—	(11,781)
Total noninterest expense	14,674	4,668	609	19,951

Income (loss) before income tax expense	(5,796)	1,065	(691)	(5,422)
Income tax expense (benefit)	(1,971)	382	(2)	(1,591)

Net income (loss)	$(3,825)	$683	$(689)	$(3,831)

Segment assets	$2,289,866	$55,519	$(57,345)	$2,288,040
Net gain (loss) on sales of loans	(687)	5,479	539	5,331
Noncash items:
Depreciation	878	50	—	928
Provision for loan losses	1,494	—	—	1,494

	Three Months Ended
	June 30, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPBM	Adjustments[1]	Total)
Total interest income	$23,399	$349	$(543)	$23,205
Total interest expense	10,887	144	(255)	10,776
Provision for loan losses	1,506	—	—	1,506

Net interest income after provision for loan losses	11,006	205	(288)	10,923
Other revenue	5,904	—	(20)	5,884
Net gain on sales of loans	3	3,645	(1,334)	2,314
Total noninterest expense	14,928	3,221	(1,240)	16,909

Income before income tax expense	1,985	629	(402)	2,212
Income tax expense	583	230	(1)	812

Net income	$1,402	$399	$(401)	$1,400

Segment assets	$1,856,231	$26,868	$(23,824)	$1,859,275
Net gain on sales of loans	3	3,645	(1,334)	2,314
Noncash items:
Depreciation	1,040	36	—	1,076
Provision for loan losses	1,506	—	—	1,506

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPBM	Adjustments[1]	Total)
Total interest income	$55,771	$1,163	$(1,714)	$55,220
Total interest expense	25,741	771	(967)	25,545
Provision for loan losses	2,936	—	—	2,936

Net interest income after provision for loan losses	27,094	392	(747)	26,739
Other revenue	11,508	—	(62)	11,446
Net gain (loss) on sales of loans	(687)	9,724	—	9,037
Impairment of collateralized debt obligations (all credit)	(12,246)	—	—	(12,246)
Total noninterest expense	29,818	8,643	109	38,570

Income (loss) before income tax expense	(4,149)	1,473	(918)	(3,594)
Income tax expense (benefit)	(1,544)	529	8	(1,007)

Net income (loss)	$(2,605)	$944	$(926)	$(2,587)

Segment assets	$2,289,866	$55,519	$(57,345)	$2,288,040
Net gain (loss) on sales of loans	(687)	9,724	—	9,037
Noncash items:
Depreciation	1,826	110	—	1,936
Provision for loan losses	2,936	—	—	2,936

	Six Months Ended
	June 30, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
Results of Operations:	Banking	VPBM	Adjustments[1]	Total)
Total interest income	$45,674	$572	$(909)	$45,337
Total interest expense	21,745	261	(483)	21,523
Provision for loan losses	2,638	—	—	2,638

Net interest income after provision for loan losses	21,291	311	(426)	21,176
Other revenue	12,105	—	(36)	12,069
Net gain on sales of loans	38	6,109	(1,979)	4,168
Total noninterest expense	29,260	5,402	(1,825)	32,837

Income before income tax expense	4,174	1,018	(616)	4,576
Income tax expense	1,296	370	11	1,677

Net income	$2,878	$648	$(627)	$2,899

Segment assets	$1,856,231	$26,868	$(23,824)	$1,859,275
Net gain on sales of loans	38	6,109	(1,979)	4,168
Noncash items:
Depreciation	2,093	65	—	2,158
Provision for loan losses	2,638	—	—	2,638

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
11. Subsequent Events
As defined in FAS 165, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through August 6, 2009, which is the date that the Company’s financial statements are being issued.
12. Recent Accounting Developments
In January 2009, the FASB Emerging Issues Task Force finalized Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This issue amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. If the fair value of an available for sale or held-to-maturity debt security is less than its cost basis at the measurement date, generally accepted accounting principles require that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. Other-than-temporary impairments are recognized through earnings.
This amendment allows for changes which include using reasonable judgment of the probability that the holder will be unable to collect amounts due rather than using the EITF 99-20’s previous requirement to estimate a “market participant’s” view of cash flows. At June 30, 2009, the Company has applied this FSP in determining if our securities have any other-than-temporary impairments.
In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. At adoption of this FSP, the Company reversed $4.4 million (gross of tax) of this impairment charge, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. During the six months ended June 30, 2009, the Company recognized $12.2 million in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was credit-related. These securities were sold in June 2009. Please see Note 7, Securities, of the Condensed Notes to the Unaudited Consolidated Interim Financial Statements included in this Quarterly Report on Form 10-Q.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP during the three months ended March 31, 2009; therefore, the required disclosures were included in our prior Quarterly Report on Form 10-Q for March 2009 and are included in this Quarterly Report on Form 10-Q for June 30, 2009.
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165). Under FAS 165, the effects of events that occur subsequent to the balance-sheet date should be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). The Statement prohibits companies from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about the events to be disclosed if the financial statements would otherwise be misleading. FAS 165 was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. At June 30, 2009, the Company applied this Statement and included the required disclosure in this Quarterly Report on Form 10-Q.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. FAS 167 amends Interpretation No. 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to replace Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will not impact the Company’s financial condition. Beginning with the Company’s Quarterly Report on Form 10-Q for September 30, 2009, and in all filings thereafter, references to Financial Accounting Standards will be replaced with references to the appropriate guidance in the FASB Accounting Standards Codification.

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
The Company does not undertake – and specifically declines any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form (which was originally chartered as a credit union in 1952); (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 57% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering.
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by first liens on commercial non-mortgage assets and automobiles. Additionally, our Purchase Program enables our mortgage banking company clients to close one-to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
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
At June 30, 2009, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 15 loan production offices throughout Texas. During the past quarter, we closed our Northwest Frisco in-store banking center and our Addison loan production office. We opened two new community bank offices in Grapevine and West Frisco and two new loan production offices in San Antonio and Friendswood. An additional community bank office is under construction in Wylie with an estimated future commitment of $1.2 million and an anticipated opening date in the third quarter of 2009.

Second Quarter Highlights
•	Total assets of $2.29 billion, an increase of $74.6 million, or 3.4%, from December 31, 2008
•	Gross loans (including loans held for sale) of $1.52 billion, an increase of $111.6 million, or 7.9%, from December 31, 2008
•	Total deposits of $1.69 billion, an increase of $137.8 million, or 8.9%, from December 31, 2008
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
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are susceptible to change if credit quality changes, which is evidenced by charge-offs and nonperforming loan trends. Our loan mixture is also changing as we increase our residential and commercial real estate loan portfolios after discontinuing our indirect automobile lending program in 2006. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans.) Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mixture and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less cost to acquire and sell, is used to determine the amount of impairment. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.
Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.
Other-than-Temporary Impairments. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic, market, or security specific concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer(s), and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
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
During the six months ended June 30, 2009, the Company recognized a $12.2 million pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, which occurred prior to sale. This charge was determined by applying an EITF 99-20 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by EITF 99-20-2, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
Business Strategy
Our principal objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Controlling operating expenses while continuing to provide quality personal service to our customers;
•	Growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial real estate loans, Purchase Program loans, and secured commercial non-mortgage loans;
•	Selectively emphasizing products and services to provide diversification of revenue sources and to capture our customers’ full relationship. We intend to continue to expand our business by cross-selling our loan and deposit products and services to our customers;
•	Expanding our banking network with de novo, full-service community bank offices, and potentially by selectively acquiring production offices and other financial institutions;
•	Enhancing our focus on core retail and business deposits, including savings and checking accounts;
•	Borrowing from the Federal Home Loan Bank of Dallas for interest rate risk management and liquidity purposes; and
•	Maintaining a high level of asset quality.
As a community bank, we strive to make banking feel more like a partnership than simply providing an account or loan. We offer the wide variety of resources that customers typically expect from a large bank while giving the personal attention found at community banks. We support the communities we serve by donating thousands of volunteer hours to a multitude of worthy causes; in fact, our community reinvestment activities received the highest rating of “Outstanding” by the OTS. In June 2009, we were proud to learn that our community banking strategy has been successful, as ViewPoint Bank was named Best Community Bank in Carrollton, Frisco, Little Elm, The Colony, and Richardson in the Neighbors Choice Awards, conducted by neighborsgo, a supplement in the Dallas Morning News Saturday edition.
Comparison of Financial Condition at June 30, 2009, and December 31, 2008
General. Total assets increased by $74.6 million, or 3.4%, to $2.29 billion at June 30, 2009, from $2.21 billion at December 31, 2008. The rise in total assets was primarily due to a $111.6 million, or 7.9%, increase in gross loans (including loans held for sale) and a $25.2 million, or 216.5%, increase in short-term interest-bearing deposits in other financial institutions. This increase was partially offset by a $58.4 million, or 8.9%, reduction in our securities portfolio.

Loans. Gross loans (including $337.2 million in mortgage loans held for sale) increased by $111.6 million, or 7.9%, from $1.41 billion at December 31, 2008 to $1.52 billion at June 30, 2009.

	June 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Mortgage loans:
One-to four-family	$470,258	$498,961	$(28,703)	-5.8%
Commercial	437,630	436,483	1,147	0.3%
One-to four-family construction	3,621	503	3,118	619.9%
Mortgage loans held for sale	337,228	159,884	177,344	110.9%
Home equity	99,408	101,021	(1,613)	-1.6%

Total mortgage loans	1,348,145	1,196,852	151,293	12.6%
Automobile loans	86,365	111,870	(25,505)	-22.8%
Other consumer loans	29,649	29,299	350	1.2%
Commercial non-mortgage loans	22,494	18,574	3,920	21.1%
Warehouse lines of credit	34,769	53,271	(18,502)	-34.7%

Total non-mortgage loans	173,277	213,014	(39,737)	-18.7%

Gross loans	$1,521,422	$1,409,866	$111,556	7.9%

At June 30, 2009, mortgage loans held for sale consisted of $46.0 million of loans originated for sale by our mortgage banking subsidiary, ViewPoint Bankers Mortgage (“VPBM”), and $291.2 million of Purchase Program loans purchased for sale under our standard loan participation agreement, which enables our mortgage banking company clients to close one-to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The $177.3 million, or 110.9%, increase in mortgage loans held for sale was attributable to VPBM’s increased real estate production and a $153.7 million increase in the volume of Purchase Program loans purchased under our standard loan participation agreement. We have also expanded our one-to four-family construction lending, which led to a $3.1 million, or 619.9%, increase from December 31, 2008. At June 30, 2009, we had $2.6 million in unfunded commitments on these construction loans. Our one- to four-family construction loans generally provide for the payment of interest only during the construction phase, which is typically limited to 12 months. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender. Residential construction loans, which are only made directly to consumers, not builders, can be made with a maximum loan-to-value of 90% and are expected to comprise a small portion of our loan portfolio. These loans are underwritten to Fannie Mae/Freddie Mac guidelines.
Commercial non-mortgage loans, which primarily consist of secured and unsecured lines of credit and loans to finance commercial vehicles and equipment, increased by $3.9 million, or 21.1%, from December 31, 2008, while warehouse lines of credit, which are participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated in conjunction with other banks, decreased by $18.5 million, or 34.7%. This is largely by design as our strategy is to move out of the syndications at the expiration of their original term and focus on our Purchase Program due to the added benefits associated with direct relationship lending. Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $25.2 million, or 17.8%, from December 31, 2008. We have reduced our emphasis on consumer lending and are focused on originating high-quality residential and commercial loans; however, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
ViewPoint Bankers Mortgage. At June 30, 2009, VPBM had total assets of $55.5 million, which primarily consisted of $46.0 million in one- to four- family mortgage loans held for sale. VPBM’s net income for the three and six months ended June 30, 2009, was $683,000 and $944,000, respectively, which primarily consisted of gains on sales of mortgage loans. VPBM operates 14 loan production offices in Texas and has 138 employees.
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
As we continue to expand our loan portfolio, we are focused on maintaining our solid asset quality by applying stringent underwriting guidelines to all loans that we originate. The vast majority of our residential real estate loans are full-documentation, standard “A” type products. Our mortgage lending subsidiary, VPBM, does not offer any subprime loan products. VPBM has been originating mortgage loans since 1988, while performing in-house underwriting and closing for all loans originated. Our asset quality data is a direct reflection of our conservative approach to loan origination.
Impaired loans related to Statement of Financial Accounting Standards No. 114 were as follows:

	June 30, 2009	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$2,939	$1,550	$3,068
Period-end loans with allocated allowance for loan losses	4,436	4,355	1,597

Total	$7,375	$5,905	$4,665

Amount of the allowance for loan losses allocated to impaired loans at period-end	$690	$770	$328

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Average of individually impaired loans during the period	$7,242	$3,670	$6,411	$3,977
Nonperforming loans were as follows:

	June 30, 2009	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—	$—
Nonaccrual loans	6,464	5,355	2,217
Troubled debt restructurings	873	674	2,528

Total	$7,337	$6,029	$4,745

At June 30, 2009, nonaccrual loans consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One-to four-family	$2,711	41.94%
Commercial real estate	2,703	41.82%
Home equity	444	6.87%

Total mortgage loans	5,858	90.63%

Indirect automobile loans	185	2.86%
Direct automobile loans	106	1.64%
Commercial non-mortgage loans	177	2.74%
Consumer secured loans	5	0.07%
Consumer lines of credit and unsecured loans	133	2.06%

Total non-mortgage loans	606	9.37%

Total nonaccrual loans	$6,464	100.00%

At June 30, 2009, troubled debt restructurings consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One-to four-family	$115	13.17%
Home equity	114	13.06%

Total mortgage loans	229	26.23%

Indirect automobile loans	204	23.37%
Direct automobile loans	271	31.04%
Commercial non-mortgage loans	55	6.30%
Consumer lines of credit and unsecured loans	114	13.06%

Total non-mortgage loans	644	73.77%

Total troubled debt restructurings	$873	100.00%

Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under SFAS No. 114, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. These modifications to loan terms may include a lower interest rate, a reduction in principal, or an extended term to maturity.
Our non-performing loans to total loans ratio at June 30, 2009, was 0.62% compared to 0.38% at December 31, 2008. Nonaccrual loans increased by $4.3 million, from $2.2 million at December 31, 2008, to $6.5 million at June 30, 2009, while troubled debt restructurings decreased by $1.7 million, from $2.5 million at December 31, 2008, to $873,000 at June 30, 2009. The increase in nonaccrual loans was due to a $2.7 million increase in commercial real estate loans on nonaccrual status; this consists of three commercial real estate loans, two of which are delinquent greater than 90 days and one that is not delinquent. Of these three loans, one is a single-tenant retail building which is currently being marketed for sale. Another is a loan in which the Company is a participant that is collateralized by a two office building complex currently in the process of foreclosure. The third is a loan in which the Company is a participant that is collateralized by a hotel property experiencing financial difficulties. An analysis performed on the loans secured by the single-tenant retail building and the hotel property indicated that no specific valuation allowances were necessary, while an $84,000 specific valuation allowance was set aside for the loan secured by the two office building complex. Also, one-to four-family real estate loans on nonaccrual status increased by $1.3 million from December 31, 2008: $1.2 million of this increase was attributable to loans purchased from other financial institutions, while only $100,000 of this increase was attributable to loans originated directly by the Company. The portfolio of one-to four-family real estate loans that were purchased from other financial institutions totaled $49.1 million at June 30, 2009.

Our allowance for loan losses at June 30, 2009, was $10.0 million, or 0.84% of gross loans, compared to $9.1 million, or 0.73% of gross loans, at December 31, 2008. The $928,000, or 10.2%, increase in our allowance for loan losses was primarily due to an increase in the general reserve due to higher historical reserve factors and a $362,000 increase in the specific reserve as impaired loans with allocated allowance for loan losses increased by $2.8 million, from $1.6 million at December 31, 2008, to $4.4 million at June 30, 2009. This increase in impaired loans with allocated allowance for loan losses was primarily attributable to a $1.7 million increase in one-to four-family mortgages that were purchased from other financial institutions and the addition of one commercial real estate loan with an outstanding principal balance of $901,000 at June 30, 2009.
Net charge-offs for the three months ended June 30, 2009, were $996,000, compared to $777,000 for the three months ended June 30, 2008, while net charge-offs for the six months ended June 30, 2009, were $2.0 million, compared to $1.5 million for the six months ended June 30, 2008. The increase in year-to-date charge-offs from June 2008 to June 2009 was due to a $285,000 increase in one-to four-family mortgages charged-off and a $392,000 increase in commercial non-mortgage loans charged-off.
Cash and Cash Equivalents. Cash and cash equivalents increased by $21.9 million, or 67.3%, to $54.4 million at June 30, 2009, from $32.5 million at December 31, 2008. This increase in cash position was primarily due to a $137.8 million increase in deposits and paydowns on securities.
Securities. Our securities portfolio decreased by $58.4 million, or 8.9%, to $597.0 million at June 30, 2009, from $655.4 million at December 31, 2008. The decline in our securities portfolio was primarily caused by $93.8 million of maturities and principal paydowns and $73.8 million in sales of available for sale securities. This was partially offset by purchases of securities totaling $109.3 million. The sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million, resulted in a $1.6 million after-tax increase to earnings. We no longer have any collateralized debt obligations in our securities portfolio.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; and (4) a ratings downgrade from BBB to C for each of the securities during the quarter. The sale of the collateralized debt obligation securities generated proceeds of $224,000. Please see Note 7 – Securities for more information.
Deposits. Total deposits increased by $137.8 million, or 8.9%, to $1.69 billion at June 30, 2009, from $1.55 billion at December 31, 2008.

	June 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Non-interest-bearing demand	$180,225	$172,395	$7,830	4.5%
Interest-bearing demand	158,585	98,884	59,701	60.4%
Savings	150,251	144,530	5,721	4.0%
Money Market	508,168	482,525	25,643	5.3%
IRA savings	8,521	8,188	333	4.1%
Time	680,097	641,568	38,529	6.0%

Total deposits	$1,685,847	$1,548,090	$137,757	8.9%

We saw increases in all deposit categories, with the largest being a $59.7 million, or 60.4%, increase in interest- bearing demand accounts, which was primarily attributable to our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000 when certain stipulations are met. Core deposits, which include non-interest-bearing and interest-bearing demand, savings, money market and IRA accounts, increased by $99.2 million, or 10.9%, from December 31, 2008. This includes $18.8 million of growth in our Purchase Program checking account, which is a non-interest-bearing demand account opened by our mortgage banking company clients who participate in our Purchase Program, and a $33.7 million increase in consumer money market accounts. Additionally, time accounts increased by $38.5 million, or 6.0%, primarily due to our participation in the CDARS® network. Through CDARS®, the Company can provide depositors the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by virtue of the Company placing customer funds in excess of FDIC deposit insurance limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. We have an opportunity to further improve our costs on deposits due to lowered certificate of deposit costs, which were 3.12% for the six months ended June 30, 2009, compared to 4.21% for the six months ended June 30, 2008, with 50% of these balances maturing in the next six months.
Borrowings. Federal Home Loan Bank advances decreased by $73.9 million, or 18.0%, from $410.8 million at December 31, 2008, to $336.9 million at June 30, 2009. The outstanding balance of borrowings has decreased due to monthly principal paydowns. During the six months ended June 30, 2009, the Company used deposit growth to fund loans more often than utilizing borrowings as a funding source. At June 30, 2009, the Company was eligible to borrow an additional $445.6 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
Shareholders’ Equity. Total shareholders’ equity increased by $3.9 million, or 2.0%, from $194.1 million at December 31, 2008, to $198.0 million at June 30, 2009.

	June 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Common stock	$262	$262	$—	0.0%
Additional paid-in capital	116,934	115,963	971	0.8%
Retained Earnings	107,191	108,332	(1,141)	-1.1%
Accumulated other comprehensive income (loss)	1,940	(1,613)	3,553	220.3%
Unearned ESOP shares	(6,628)	(7,097)	469	6.6%
Treasury stock	(21,708)	(21,708)	—	0.0%

Total shareholders’ equity	$197,991	$194,139	$3,852	2.0%

This increase was primarily caused by a $3.6 million, or 220.3%, change in unrealized gains and losses on securities available for sale. This change was primarily attributable to the sales of available for sale securities during the six months ended June 30, 2009, which consisted of agency residential mortgage-backed securities, agency residential collateralized mortgage obligations, and collateralized debt obligations. Please see Note 7 – Securities for more information. A $12.2 million pre-tax impairment of collateralized debt obligations was the primary reason for a net loss of $2.6 million for the six months ended June 30, 2009, which partially offset the change in unrealized gains and losses on securities available for sale and contributed to the reduction in retained earnings. Also, the payment of dividends totaling $0.13 per share resulted in a $1.4 million reduction to shareholders’ equity.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008
General. As a result of a $7.8 million (net of tax, using tax rate of 34%) impairment charge on the Company’s collateralized debt obligations, the Company reported a net loss of $3.8 million for the three months ended June 30, 2009, a decrease of $5.2 million, or 373.6%, from net income of $1.4 million for the three months ended June 30, 2008. We no longer have any collateralized debt obligations on our books. Net income before this impairment charge was $3.9 million, an increase of $2.5 million, or 181.7%, from the three months ended June 30, 2008.
Interest Income. Interest income increased by $4.5 million, or 19.4%, from $23.2 million for the three months ended June 30, 2008, to $27.7 million for the three months ended June 30, 2009.

	Three Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$21,224	$15,281	$5,943	38.9%
Securities	6,304	7,394	(1,090)	-14.7%
Interest-bearing deposits in other financial institutions	169	413	(244)	-59.1%
Federal Home Loan Bank stock	3	117	(114)	-97.4%

	$27,700	$23,205	$4,495	19.4%

This increase was primarily due to a $5.9 million, or 38.9%, increase in interest income on loans as the average balance of loans increased by $397.8 million, or 38.5%, from the three months ended June 30, 2008. This increase was driven by higher average balances in residential and commercial real estate, and our Purchase Program, which was introduced in July 2008. This increase in interest income earned on loans was partially offset by lower interest income on securities, which declined by $1.1 million, or 14.7%, from the three months ended June 30, 2008. This decrease was primarily attributable to lower yields earned on our agency mortgage-backed securities and collateralized mortgage obligations coupled with lower balances in other investment securities (which includes collateralized debt obligations.) Additionally, the yield earned on interest-earning deposits in other financial institutions declined by 147 basis points. Overall, the yield on interest-earning assets for the three months ended June 30, 2009 decreased by 11 basis points, from 5.33% for the three months ended June 30, 2008, to 5.22%; this decrease was due to lower yields earned on assets and was partially offset by a $380.0 million, or 21.8%, increase in interest-earning assets.
Interest Expense. Interest expense increased by $1.7 million, or 15.9%, from $10.8 million for the three months ended June 30, 2008, to $12.5 million for the three months ended June 30, 2009.

	Three Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$8,714	$8,888	$(174)	-2.0%
Federal Home Loan Bank advances	3,585	1,796	1,789	99.6%
Repurchase agreement	195	92	103	112.0%

	$12,494	$10,776	$1,718	15.9%

This increase was primarily caused by a $1.8 million, or 99.6%, increase in interest expense on Federal Home Loan Bank advances and a $103,000, or 112.0%, increase in interest expense on our $25.0 million repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62% in April 2009. The average balance of borrowings increased by $172.3 million, or 89.0%, from the three months ended June 30, 2008, while the rate paid on borrowings increased by 23 basis points. We utilize Federal Home Loan Bank advances and the $25.0 million repurchase agreement to leverage our balance sheet and to more closely match the duration of our assets to our liabilities. A $174,000, or 2.0%, decrease in interest expense on deposits partially offset the increase in borrowing interest expense. While volume increased in all of our deposit categories, lower rates paid on our savings, money market, and time accounts contributed to lower interest expense on deposit accounts. Overall, the yield on interest-bearing liabilities decreased 38 basis points, from 3.09% for the three months ended June 30, 2008, to 2.71%.
Net Interest Income. Net interest income increased by $2.8 million, or 22.3%, to $15.2 million for the three months ended June 30, 2009, from $12.4 million for the three months ended June 30, 2008. The net interest rate spread increased 27 basis points to 2.51% for the three months ended June 30, 2009, from 2.24% for the same period last year. The net interest margin increased one basis point to 2.87% for the three months ended June 30, 2009, from 2.86% for the three months ended June 30, 2008.
Analysis of Net Interest Income – Three Months Ended June 30, 2009, and 2008
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Three Months Ended June 30,
	2009			2008
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (including loans held for sale)	$1,429,924	$21,224	5.94%	$1,032,089	$15,281	5.92%
Agency mortgage-backed securities	262,906	2,881	4.38%	239,333	2,891	4.83%
Agency collateralized mortgage obligations	298,726	2,753	3.69%	334,701	3,854	4.61%
Investment securities	39,785	670	6.74%	57,498	649	4.51%
FHLB stock	15,266	3	0.08%	8,078	117	5.79%
Interest-earning deposit accounts	74,415	169	0.91%	69,297	413	2.38%

Total interest-earning assets	2,121,022	27,700	5.22%	1,740,996	23,205	5.33%

Noninterest -earning assets	134,831			111,611

Total assets	$2,255,853			$1,852,607

Interest-bearing liabilities:
Interest-bearing demand	137,302	637	1.86%	72,143	161	0.89%
Savings and money market	667,376	3,014	1.81%	593,203	3,429	2.31%
Time	672,779	5,063	3.01%	537,025	5,298	3.95%
Borrowings	365,950	3,780	4.13%	193,643	1,888	3.90%

Total interest-bearing liabilities	1,843,407	12,494	2.71%	1,396,014	10,776	3.09%

Noninterest- bearing liabilities	217,543			252,485

Total liabilities	2,060,950			1,648,499

Total capital	194,903			204,108

Total liabilities and capital	$2,255,853			$1,852,607

Net interest income		$15,206			$12,429

Net interest rate spread			2.51%			2.24%

Net earning assets	$277,615			$344,982

Net interest margin			2.87%			2.86%

Average interest-earning assets to average interest-bearing liabilities	115.06%			124.71%

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

	Three Months Ended June 30,
	2009 versus 2008
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$5,905	$38	$5,943
Agency mortgage-backed securities	271	(281)	(10)
Agency collateralized mortgage obligations	(385)	(716)	(1,101)
Investment securities	(238)	259	21
FHLB stock	55	(169)	(114)
Interest-earning deposit accounts	28	(272)	(244)

Total interest-earning assets	5,636	(1,141)	4,495

Interest-bearing liabilities:
Interest-bearing demand	217	259	476
Savings and money market	395	(810)	(415)
Time	1,175	(1,410)	(235)
Borrowings	1,774	118	1,892

Total interest-bearing liabilities	3,561	(1,843)	1,718

Net interest income	$2,075	$702	$2,777

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
The provision for loan losses was $1.5 million for the three months ended June 30, 2009, a decrease of $12,000 from the three months ended June 30, 2008. While net charge-offs have increased by $219,000 from the three months ended June 30, 2008, the provision for loan losses for the three months ended June 30, 2009, slightly decreased from the same period last year due to slower loan growth from 2008 to 2009 compared to the same period last year. Our allowance for loan loss as a percentage of loans increased from 0.70% at June 30, 2008, to 0.84% at June 30, 2009.

Noninterest Income. Noninterest income decreased by $7.4 million, or 90.0%, from $8.2 million for the three months ended June 30, 2008, to $817,000 for the three months ended June 30, 2009, mostly due to an $11.8 million impairment of collateralized debt obligations, discussed below.

	Three Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest income
Service charges and fees	$4,829	$5,134	$(305)	-5.9%
Brokerage fees	64	104	(40)	-38.5%
Net gain on sales of loans	5,331	2,314	3,017	130.4%
Loan servicing fees	48	69	(21)	-30.4%
Bank-owned life insurance income	178	269	(91)	-33.8%
Impairment of collateralized debt obligations (all credit)	(11,781)	—	(11,781)	-100.0%
Gain on sale of available for sale securities	2,377	—	2,377	100.0%
Loss on sale of foreclosed assets	(111)	(23)	(88)	-382.6%
Gain (loss) on disposition of assets	(526)	4	(530)	-13250.0%
Other	408	327	81	24.8%

	$817	$8,198	$(7,381)	-90.0%

Net gain on sales of loans increased by $3.0 million, or 130.4%, as VPBM sold $216.0 million in loans to outside investors during the three months ended June 30, 2009, compared to $66.0 million for the same period in 2008. The increase in sales can be attributed to more loan production offices as well as the current rate environment. Non-interest income for the three months ended June 30, 2009, included losses such as an $11.8 million impairment on the remaining collateralized debt obligations, which were impaired to their fair value and sold in June 2009, and $486,000 in lease termination fees for in-store banking centers closed in 2009, which are reported as losses on disposition of assets. During the three months ended June 30, 2009, we recognized $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million. Fees of $439,000 generated by our Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $438,000 decrease in non-sufficient funds fees and a $130,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income is primarily due to a trend of lower volume of these types of transactions. Excluding the impairment related to collateralized debt obligations and the gain on sale of securities, non-interest income would have been $10.2 million, a 24.7% increase over the same time period in 2008.
Noninterest Expense. Noninterest expense increased by $3.1 million, or 18.0%, from $16.9 million for the three months ended June 30, 2008, to $20.0 million for the three months ended June 30, 2009.

	Three Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest expense
Salaries and employee benefits	$12,109	$10,433	$1,676	16.1%
Advertising	434	806	(372)	-46.2%
Occupancy and equipment	1,462	1,309	153	11.7%
Outside professional services	502	470	32	6.8%
Regulatory assessments	1,793	355	1,438	405.1%
Data processing	1,038	1,012	26	2.6%
Office operations	1,462	1,464	(2)	-0.1%
Deposit processing charges	228	251	(23)	-9.2%
Lending and collection	387	356	31	8.7%
Other	536	453	83	18.3%

	$19,951	$16,909	$3,042	18.0%

This increase in noninterest expense was primarily due to organic growth as we have opened multiple new locations over the past year and paid additional mortgage loan production incentives due to higher mortgage originations. Commissions and other bonuses paid to VPBM employees increased by $576,000 from the three months ended June 30, 2008, compared to the same period this year due to an $83.5 million increase in mortgage loans closed by VPBM. The increase in salary expense due to these commissions is more than offset by a $3.0 million increase in the net gain on sales of loans, which is reported in noninterest income.

Over the past year, the Company opened four new community bank offices in Northeast Tarrant County, Oak Cliff, Grapevine and West Frisco and added a new Purchase Program division in July 2008, resulting in additional salary expense of $463,000, which was partially offset by salary expense savings of $369,000 due to the closure of eight in-store banking centers during the first quarter of 2009. VPBM has opened four additional loan production offices from June 30, 2008, to June 30, 2009, resulting in increased salary expense of $370,000. Additionally, included in salary expense for the three months ended June 30, 2009, are earnout payments totaling $72,000 to former partners of VPBM related to the acquisition agreement for that transaction, with no similar payments during the three months ended June 30, 2008.
Advertising expense decreased by $372,000, or 46.2%, as we are focusing more on community marketing efforts rather than mass branding campaigns. Regulatory assessments expense increased by $1.4 million, or 405.1%, due to increased regulatory fees, including a $1.1 million FDIC special assessment booked as expense in the second quarter of 2009. This special assessment, adopted in May 2009, assessed FDIC-insured banks five basis points on a base of total assets less Tier One capital.
Income Tax Expense. During the three months ended June 30, 2009, we recognized an income tax benefit of $1.6 million on our pre-tax loss compared to income tax expense of $812,000 for the three months ended June 30, 2008. The Company recognized a pre-tax loss of $5.4 million primarily due to an $11.8 million pre-tax impairment of collateralized debt obligations.
Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
General. As a result of an $8.1 million (net of tax, using tax rate of 34%) impairment charge on the Company’s collateralized debt obligations, the Company reported a net loss of $2.6 million for the six months ended June 30, 2009, a decrease of $5.5 million, or 189.2%, from net income of $2.9 million for the six months ended June 30, 2008. We no longer have any collateralized debt obligations on our books. Net income before this impairment charge was $5.5 million, an increase of $2.6 million, or 89.5%, from the six months ended June 30, 2008.
Interest Income. Interest income increased by $9.9 million, or 21.8%, from $45.3 million for the six months ended June 30, 2008, to $55.2 million for the six months ended June 30, 2009.

	Six Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$41,962	$29,606	$12,356	41.7%
Securities	13,027	14,759	(1,732)	-11.7%
Interest-bearing deposits in other financial institutions	228	791	(563)	-71.2%
Federal Home Loan Bank stock	3	181	(178)	-98.3%

	$55,220	$45,337	$9,883	21.8%

This increase was primarily due to a $12.4 million, or 41.7%, increase in interest income on loans as the average balance of loans increased by $451.0 million, or 45.4%, from the six months ended June 30, 2008. This increase was driven by higher average balances in residential and commercial real estate, and our Purchase Program, which was introduced in July 2008. This increase in interest income earned on loans was partially offset by lower interest income on securities, which declined by $1.7 million, or 11.7%, from the six months ended June 30, 2008. This decrease was primarily attributable to lower yields earned on our agency mortgage-backed securities and collateralized mortgage obligations coupled with lower balances in other investment securities (which includes collateralized debt obligations.) Additionally, the yield earned on interest-earning deposits in other financial institutions declined by 194 basis points. Overall, the yield on interest-earning assets for the six months ended June 30, 2009, decreased by 26 basis points, from 5.44% for the six months ended June 30, 2008, to 5.18%; this decrease was due to lower yields earned on assets and was partially offset by a $467.7 million, or 28.1%, increase in interest-earning assets.

Interest Expense. Interest expense increased by $4.0 million, or 18.7%, from $21.5 million for the six months ended June 30, 2008, to $25.5 million for the six months ended June 30, 2009.

	Six Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$17,859	$17,990	$(131)	-0.73%
Federal Home Loan Bank advances	7,361	3,441	3,920	113.9%
Federal Reserve Bank borrowings	29	—	29	100.0%
Repurchase agreement	296	92	204	221.7%

	$25,545	$21,523	$4,022	18.7%

This increase was primarily caused by a $3.9 million, or 113.9%, increase in interest expense on Federal Home Loan Bank advances and a $204,000, or 221.7%, increase in interest expense on our repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62%. The average balance of borrowings increased by $225.6 million, or 135.5%, from the six months ended June 30, 2008, which was partially offset by a 32 basis point decrease in the average rate paid for borrowings for the year-to-date time period. The repurchase agreement was entered into in April 2008; therefore, only three months of interest expense is reflected in the six months ended June 30, 2008, compared to six months of interest expense reflected in the six months ended June 30, 2009. We utilize Federal Home Loan Bank advances and our $25.0 million repurchase agreement to leverage our balance sheet and to more closely match the duration of our assets to our liabilities. We also incurred $29,000 of interest expense on Federal Reserve Bank borrowings during the six months ended June 30, 2009; we had no Federal Reserve Bank borrowings outstanding at June 30, 2009 due to the short-term nature of these borrowings.
A $131,000, or 0.73%, decrease in interest expense on deposits partially offset the increase in borrowing interest expense. While volume increased in all of our deposit categories, lower rates paid on our savings, money market, and time accounts contributed to lower interest expense on deposit accounts. Overall, the yield on interest-bearing liabilities decreased 45 basis points, from 3.23% for the six months ended June 30, 2008, to 2.78%, which was partially offset by an increase in the volume of interest-bearing liabilities.
Net Interest Income. Net interest income increased by $5.9 million, or 24.6%, to $29.7 million for the six months ended June 30, 2009, from $23.8 million for the six months ended June 30, 2008. The net interest rate spread increased 19 basis points to 2.40% for the six months ended June 30, 2009, from 2.21% for the same period last year. The net interest margin decreased eight basis points to 2.78% for the six months ended June 30, 2009, from 2.86% for the six months ended June 30, 2008.
Analysis of Net Interest Income – Six Months Ended June 30, 2009, and 2008
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Six Months Ended June 30,
	2009			2008
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (including loans held for sale)	$1,444,820	$41,962	5.81%	$993,814	$29,606	5.96%
Agency mortgage-backed securities	269,147	6,054	4.50%	211,987	5,197	4.90%
Agency collateralized mortgage obligations	308,545	5,858	3.80%	342,013	8,186	4.79%
Investment securities	44,439	1,115	5.02%	55,243	1,376	4.98%
FHLB stock	15,949	3	0.04%	7,389	181	4.90%
Interest-earning deposit accounts	51,204	228	0.89%	55,956	791	2.83%

Total interest-earning assets	2,134,104	55,220	5.18%	1,666,402	45,337	5.44%

Noninterest -earning assets	112,030			113,250

Total assets	$2,246,134			$1,779,652

Interest-bearing liabilities:
Interest-bearing demand	120,842	1,045	1.73%	69,452	285	0.82%
Savings and money market	655,796	6,390	1.95%	583,803	6,917	2.37%
Time	667,599	10,424	3.12%	512,999	10,788	4.21%
Borrowings	392,051	7,686	3.92%	166,487	3,533	4.24%

Total interest-bearing liabilities	1,836,288	25,545	2.78%	1,332,741	21,523	3.23%

Noninterest- bearing liabilities	214,655			242,108

Total liabilities	2,050,943			1,574,849

Total capital	195,191			204,803

Total liabilities and capital	$2,246,134			$1,779,652

Net interest income		$29,675			$23,814

Net interest rate spread			2.40%			2.21%

Net earning assets	$297,816			$333,661

Net interest margin			2.78%			2.86%

Average interest-earning assets to average interest-bearing liabilities	116.22%			125.04%

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

	Six Months Ended June 30,
	2009 versus 2008
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$13,116	$(760)	$12,356
Agency mortgage-backed securities	1,313	(456)	857
Agency collateralized mortgage obligations	(748)	(1,580)	(2,328)
Investment securities	(271)	10	(261)
FHLB stock	98	(276)	(178)
Interest-earning deposit accounts	(62)	(501)	(563)

Total interest-earning assets	13,446	(3,563)	9,883

Interest-bearing liabilities:
Interest-bearing demand	304	456	760
Savings and money market	791	(1,318)	(527)
Time	2,800	(3,164)	(364)
Borrowings	4,441	(288)	4,153

Total interest-bearing liabilities	8,336	(4,314)	4,022

Net interest income	$5,110	$751	$5,861

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
The provision for loan losses was $2.9 million for the six months ended June 30, 2009, an increase of $298,000 from the six months ended June 30, 2008. This increase was primarily due to a modest increase in net charge-offs and non-performing loans and was partially offset by declining loan balances during the six months ended June 30, 2009, compared to the same period in 2008.

Noninterest Income. Noninterest income decreased by $8.0 million, or 49.3%, from $16.2 million for the six months ended June 30, 2008, to $8.2 million for the six months ended June 30, 2009, mostly due to a $12.2 million impairment of collateralized debt obligations.

	Six Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest income
Service charges and fees	$9,265	$9,884	$(619)	-6.3%
Brokerage fees	139	220	(81)	-36.8%
Net gain on sales of loans	9,037	4,168	4,869	116.8%
Loan servicing fees	101	127	(26)	-20.5%
Bank-owned life insurance income	342	548	(206)	-37.6%
Gain on redemption of Visa, Inc. shares	—	771	(771)	-100.0%
Valuation adjustment on mortgage servicing rights	(211)	—	(211)	-100.0%
Impairment of collateralized debt obligation (all credit)	(12,246)	—	(12,246)	-100.0%
Gain on sale of available for sale securities	2,377	—	2,377	100.0%
Loss on sale of foreclosed assets	(276)	(25)	(251)	-1004.0%
Gain (loss) on disposition of assets	(942)	12	(954)	-7950.0%
Other	651	532	119	22.4%

	$8,237	$16,237	$(8,000)	-49.3%

Net gain on sales of loans increased by $4.9 million, or 116.8%, as VPBM sold $356.2 million in loans to outside investors during the six months ended June 30, 2009, compared to $125.4 million for the same period in 2008. The increase in sales can be attributed to more loan production offices as well as the current rate environment. Non-interest income for the six months ended June 30, 2009, included losses such as a $12.2 million impairment on the remaining collateralized debt obligations, which were impaired to their fair value and sold in June 2009, and $903,000 in lease termination fees and leasehold improvement write-offs for in-store banking centers closed in the first six months of 2009, which are reported as losses on disposition of assets. Other items that impacted noninterest income for the six months ended June 30, 2009, included a valuation adjustment of $211,000 to write down our mortgage servicing rights, which had a carrying value of $983,000 at June 30, 2009. The valuation adjustment was due to industry-wide increased prepayment fees and lower interest rates. Comparatively, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering, with no similar transactions in 2009.
During the six months ended June 30, 2009, we recognized $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million. Fees of $687,000 generated by our Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to an $823,000 decrease in non-sufficient funds fees and a $187,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income is primarily due to a trend of lower volume of these types of transactions. Excluding the impairment related to collateralized debt obligations and the gain on sale of securities, non-interest income would have been $18.1 million, an 11.5% increase over the same time period in 2008.

Noninterest Expense. Noninterest expense increased by $5.8 million, or 17.5%, from $32.8 million for the six months ended June 30, 2008, to $38.6 million for the six months ended June 30, 2009.

	Six Months Ended
	June 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest expense
Salaries and employee benefits	$24,204	$20,359	$3,845	18.9%
Advertising	689	1,370	(681)	-49.7%
Occupancy and equipment	3,064	2,622	442	16.9%
Outside professional services	910	681	229	33.6%
Regulatory assessments	2,461	674	1,787	265.1%
Data processing	2,042	2,070	(28)	-1.4%
Office operations	2,968	3,009	(41)	-1.4%
Deposit processing charges	463	510	(47)	-9.2%
Lending and collection	675	597	78	13.1%
Other	1,094	945	149	15.8%

	$38,570	$32,837	$5,733	17.5%

This increase in noninterest expense was primarily due to organic growth as we have opened multiple new locations over the past year and paid additional mortgage loan production incentives due to higher mortgage originations. Commissions and other bonuses paid to VPBM employees increased by $1.3 million from the six months ended June 30, 2008, compared to the same period this year due to a $168.1 million increase in mortgage loans closed by VPBM. The increase in salary expense due to these commissions is more than offset by a $4.9 million increase in the net gain on sales of loans, which is reported in noninterest income.
Over the past year, the Company opened four new community bank offices in Northeast Tarrant County, Oak Cliff, Grapevine and West Frisco and added a new Purchase Program division in July 2008, resulting in additional salary expense of $771,000, which was partially offset by salary expense savings of $395,000 due to the closure of eight in-store banking centers during the first quarter of 2009. VPBM opened four additional loan production offices from June 30, 2008, to June 30, 2009, resulting in increased salary expense of $791,000. Additionally, included in salary expense for the six months ended June 30, 2009, are earnout payments totaling $130,000 to former partners of VPBM related to the acquisition agreement for that transaction, with no similar payments during the six months ended June 30, 2008.
Advertising expense decreased by $681,000, or 49.7%, as we are focusing more on community marketing efforts rather than mass branding campaigns. Regulatory assessments expense increased by $1.8 million, or 265.1%, due to increased regulatory fees which include a $1.1 million FDIC special assessment booked as expense in the second quarter of 2009. This special assessment, adopted in May 2009, assessed FDIC-insured banks five basis points on a base of total assets less Tier One capital. Occupancy and equipment expense increased by $442,000, or 16.9%, primarily due to increased rental expense of $378,000 attributable to the four additional loan production offices and three community bank offices opened over the past year.
Income Tax Expense. During the six months ended June 30, 2009, we recognized an income tax benefit of $1.0 million on our pre-tax income compared to income tax expense of $1.7 million for the six months ended June 30, 2008. The Company recognized a pre-tax loss of $3.6 million primarily due to a $12.2 million pre-tax impairment of collateralized debt obligations.

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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of June 30, 2009, the Company had an additional borrowing capacity of $445.6 million with the Federal Home Loan Bank of Dallas (FHLB). In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. Also, at June 30, 2009, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.
The Company has classified 71.7% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participation loans sold include portions of commercial real estate loans. These participations are sold to manage borrower concentration risk as well as interest rate risk. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2009, the total approved loan commitments (including Purchase Program commitments) and unused lines of credit (including warehouse line of credit commitments) outstanding amounted to $273.8 million and $108.4 million, respectively, as compared to $127.7 million and $102.5 million, respectively, as of December 31, 2008. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $573.5 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
For the six months ended June 30, 2009, cash and cash equivalents increased by $21.9 million, or 67.3%, from $32.5 million as of December 31, 2008, to $54.4 million as of June 30, 2009. Cash provided by investing activities of $118.0 million and cash provided by financing activities of $62.4 million more than offset cash used for operating activities of $158.5 million. Primary sources of cash for the six months ended June 30, 2009 included proceeds from the sale of loans held for sale of $2.27 billion, increased deposits of $137.8 million, and a $62.4 million net change in loans. Primary uses of cash for the six months ended June 30, 2009, included loans originated or purchased for sale of $2.44 billion, repayments on FHLB advances of $74.0 million, and purchases of securities totaling $109.3 million.
During the six months ended June 30, 2008, cash and cash equivalents decreased by $2.0 million, or 2.7%, from $73.5 million at December 31, 2007, to $71.5 million at June 30, 2008. Cash outflows from investing activities of $201.8 million were greater than cash inflows from financing activities and operating activities of $192.5 million and $7.3 million, respectively, for the six months ended June 30, 2008. Primary sources of cash for the six months ended June 30, 2008, included an increase in deposits of $109.5 million, proceeds from sales of loans held for sale of $132.6 million and proceeds from Federal Home Loan Bank advances of $72.0 million. Primary uses of cash included funding of loans originated or purchased for sale of $138.4 million, purchases of held-to-maturity securities of $134.5 million and a net change in loans of $122.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2008 Annual Report on Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	June 30, 2009
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$24,362	$97,834	$106,841	$107,829	$336,866
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,199	1,889	1,062	3,392	7,542

Total advances and operating leases	$25,561	$99,723	$107,903	$136,221	369,408

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	26,854
Commitments to originate loans	—	—	—	—	88,428
Unused commitment on Purchase Program loans	—	—	—	—	158,603
Unused lines of credit and warehouse line commitments	—	—	—	—	103,373

Total loan commitments	—	—	—	—	377,258

Total contractual obligations and loan commitments					$746,666

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at June 30, 2009, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at June 30, 2009, the Bank was considered to be well-capitalized.
At June 30, 2009, the Bank’s GAAP equity totaled $179.2 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The Company’s equity totaled $198.0 million, or 8.7% of total assets, at June 30, 2009. ViewPoint Financial Group is not subject to any specific capital requirements; however, the OTS expects ViewPoint Financial Group to support ViewPoint Bank, including providing additional capital to the Bank when appropriate. During the six months ended June 30, 2009, ViewPoint Financial Group contributed $12.0 million in capital to ViewPoint Bank. The Company completed the capital contribution to ensure that the Bank’s capital levels remain well-capitalized to support continued growth. The following table displays the Bank’s capital position relative to its OTS capital requirements at June 30, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Total capital (to risk weighted assets)	$185,410	13.83%	$107,233	8.00%	$134,041	10.00%
Tier 1 (core) capital (to risk weighted assets)	176,105	13.14%	53,617	4.00%	80,425	6.00%
Tier 1 (core) capital (to adjusted total assets)	176,105	7.71%	91,356	4.00%	114,195	5.00%

As of December 31, 2008:
Total capital (to risk weighted assets)	$163,596	11.17%	$117,146	8.00%	$146,432	10.00%
Tier 1 (core) capital (to risk weighted assets)	154,856	10.58%	58,573	4.00%	87,859	6.00%
Tier 1 (core) capital (to adjusted total assets)	154,856	7.02%	88,258	4.00%	110,323	5.00%
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
The Committee generally meets on a bimonthly basis to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. In addition, two outside members of the Board of Directors are on the Asset/Liability Management Committee. Senior managers oversee the process on a daily basis.
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
The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100, 200, and 300 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00%, 6.00%, and 5.00%, respectively. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of June 30, 2009, and December 31, 2008, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.
As illustrated in the tables below, our NPV would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact NPV as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and Federal Home Loan Bank borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and slowing loan prepayments.

We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets are purchased. These assets reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to impact and mitigate duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without sacrificing earnings requirements.

June 30, 2009
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	165,449	(33,683)	(16.91)	7.66
200	179,870	(19,262)	(9.67)	8.16
100	192,225	(6,907)	(3.47)	8.55
-	199,132	—	—	8.71
(100)	198,254	(878)	(0.44)	8.55
(200)	199,936	804	0.40	8.50
(300)	207,644	8,512	4.27	8.70

December 31, 2008
Change in
Interest
Rates in
Basis				NPV
Points	Net Portfolio Value			Ratio %
	$ Amount	$ Change	% Change
	(Dollars in Thousands)
300	116,243	(55,211)	(32.20)	5.61
200	138,395	(33,059)	(19.28)	6.51
100	158,694	(12,760)	(7.44)	7.28
-	171,454	—	—	7.70
(100)	173,147	1,693	0.99	7.65
(200)	171,964	510	0.30	7.48
(300)	179,152	7,698	4.49	7.67
The Bank’s NPV was $199.1 million, or 8.71%, of the market value of portfolio assets as of June 30, 2009, a $27.6 million increase from $171.5 million, or 7.70%, of the market value of portfolio assets as of December 31, 2008. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $19.3 million decrease in our NPV at June 30, 2009, a decrease from $33.1 million at December 31, 2008, and would result in a 55 basis point decrease in our NPV ratio to 8.16% at June 30, 2009, as compared to a 119 basis point decrease to 6.51% at December 31, 2008. An immediate 200 basis point decrease in market interest rates would result in a $804,000 increase in our NPV at June 30, 2009, compared to $510,000 at December 31, 2008, and would result in a 21 basis point decrease in our NPV ratio to 8.50% at June 30, 2009, as compared to a 22 basis point decrease in our NPV ratio to 7.48% at December 31, 2008.

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
Management also believes that at times the increased net income which may result from an acceptable mismatch in the actual maturity or repricing of its asset and liability portfolios can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that the Bank’s level of interest rate risk is acceptable under this approach. In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. The current historically low interest rate environment has resulted in asymmetrical interest rate risk. Certain repricing liabilities cannot be fully shocked downward. Assets with prepayment options are being monitored. Market and customer behavior are being considered in the management of interest rate risk.
The Board of Directors and management believe that the Bank’s ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans and selling originated fixed rate residential mortgage loans. In addition, the Bank borrows at various maturities from the Federal Home Loan Bank to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate and commercial non-mortgage loans. At June 30, 2009, our loan portfolio included $494.9 million of commercial real estate loans, commercial non-mortgage loans, and warehouse lines of credit, or approximately 32.5% of our total loan portfolio. We have been increasing, and intend to continue to increase, our origination of these types of loans throughout the remainder of 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operations and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
ViewPoint Financial Group held its annual meeting of shareholders on May 19, 2009. Holders of record of ViewPoint Financial Group common stock at the close of business on March 23, 2009, were entitled to vote at the annual meeting. The following item of business was voted upon and approved at the annual meeting: the election of Garold R. Base, Anthony J. LeVecchio and V. Keith Sockwell as directors of ViewPoint Financial Group. Below is a summary of the number of votes cast for or withheld as to each matter voted upon:

	For	Withheld
Election of Garold R. Base	23,716,426	383,574
Election of Anthony J. LeVecchio	22,953,015	1,146,985
Election of V. Keith Sockwell	23,483,469	616,531

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

Exhibit
Number	Description

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

ViewPoint Financial Group (Registrant)
Date: August 4, 2009	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2009	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications