Form 10-Q
period 2009-09-30
ViewPoint Financial Group
filed 2009-11-05
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157

Class	Shares Outstanding as of November 3, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$16,244	$20,886
Short-term interest-bearing deposits in other financial institutions	15,846	11,627

Total cash and cash equivalents	32,090	32,513
Securities available for sale	471,178	483,016
Securities held to maturity (fair value September 30, 2009 — $262,764, December 31, 2008 — $176,579)	254,103	172,343
Loans held for sale	350,116	159,884
Loans, net of allowance of $10,955 — September 30, 2009, $9,068 — December 31, 2008	1,117,012	1,239,708
Federal Home Loan Bank stock, at cost	15,469	18,069
Bank-owned life insurance	28,022	27,578
Mortgage servicing rights	1,037	1,372
Foreclosed assets, net	1,201	1,644
Premises and equipment, net	50,455	45,937
Goodwill	1,089	1,089
Accrued interest receivable	7,575	8,519
Other assets	20,480	21,743

Total assets	$2,349,827	$2,213,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing demand	184,869	172,395
Interest-bearing demand	207,223	98,884
Savings and money market	687,084	635,243
Time	658,905	641,568

Total deposits	1,738,081	1,548,090
Federal Home Loan Bank advances	344,735	410,841
Repurchase agreement	25,000	25,000
Accrued interest payable	1,972	1,769
Other liabilities	38,486	33,576

Total liabilities	2,148,274	2,019,276
Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — September 30, 2009; 26,208,958 shares issued — December 31, 2008	262	262
Additional paid-in capital	117,491	115,963
Retained earnings	109,547	108,332
Accumulated other comprehensive income (loss)	2,354	(1,613)
Unearned Employee Stock Ownership Plan (ESOP) shares; 634,083 shares — September 30, 2009; 704,391 shares — December 31, 2008	(6,393)	(7,097)
Treasury stock, at cost; 1,279,801 shares — September 30, 2009; 1,279,801 shares — December 31, 2008	(21,708)	(21,708)

Total shareholders’ equity	201,553	194,139

Total liabilities and shareholders’ equity	$2,349,827	$2,213,415

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$21,031	$17,602	$62,993	$47,208
Taxable securities	4,911	7,551	17,766	22,300
Nontaxable securities	128	50	300	60
Interest-bearing deposits in other financial institutions	315	176	543	967
Federal Home Loan Bank stock	7	44	10	225

	26,392	25,423	81,612	70,760
Interest expense
Deposits	8,545	8,647	26,404	26,637
Federal Home Loan Bank advances	3,421	2,900	10,782	6,341
Federal Reserve Bank borrowings	—	—	29	—
Repurchase agreement	206	104	502	196

	12,172	11,651	37,717	33,174

Net interest income	14,220	13,772	43,895	37,586
Provision for loan losses	1,775	1,867	4,711	4,505

Net interest income after provision for loan losses	12,445	11,905	39,184	33,081

Noninterest income
Service charges and fees	4,798	5,034	14,063	14,918
Brokerage fees	90	144	229	364
Net gain on sale of loans	3,797	2,352	12,834	6,520
Loan servicing fees	82	69	183	196
Bank-owned life insurance income	103	301	444	849
Gain on redemption of Visa, Inc. shares	—	—	—	771
Valuation adjustment on mortgage servicing rights	109	—	(102)	—
Impairment of collateralized debt obligations (all credit)	—	—	(12,246)	—
Gain on sale of available for sale securities	—	—	2,377	—
Gain (loss) on sale of foreclosed assets	495	(8)	219	(33)
Gain (loss) on disposition of assets	(96)	(1)	(1,038)	11
Other	353	90	1,005	622

	9,731	7,981	17,968	24,218
Noninterest expense
Salaries and employee benefits	11,451	11,427	35,655	31,786
Advertising	286	529	975	1,899
Occupancy and equipment	1,474	1,491	4,538	4,113
Outside professional services	460	832	1,425	1,588
Regulatory assessments	844	317	3,250	916
Data processing	1,085	1,040	3,127	3,110
Office operations	1,456	1,488	4,424	4,497
Deposit processing charges	203	245	666	755
Lending and collection	326	344	1,001	941
Other	485	493	1,579	1,438

	18,070	18,206	56,640	51,043

Income before income tax expense	4,106	1,680	512	6,256
Income tax expense	1,213	491	206	2,168

Net income	$2,893	$1,189	$306	$4,088

Earnings per share:
Basic	$0.12	$0.05	$0.01	$0.17

Diluted	$0.12	$0.05	$0.01	$0.17

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$2,893	$1,189	$306	$4,088

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities available for sale	633	254	(955)	(6,404)
Reclassification of amount realized through impairment charges	—	—	12,246	—
Reclassification of amount realized through sale of securities	—	—	(2,377)	—
Tax effect	(219)	(88)	(2,104)	2,220

Other comprehensive income (loss), net of tax	414	166	6,810	(4,184)

Comprehensive income (loss)	$3,307	$1,355	$7,116	$(96)

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
For the nine months ended September 30, 2008	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2008	$262	$113,612	$(8,176)	$114,801	$861	$(17,566)	$203,794
ESOP shares earned, 80,966 shares	—	477	809	—	—	—	1,286
Treasury stock purchased at cost, 289,346 shares	—	—	—	—	—	(4,312)	(4,312)
Share-based compensation expense	—	1,292	—	—	—	—	1,292
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(79)	—	—	—	—	(79)
Restricted stock granted (10,000 shares)	—	(170)	—	—	—	170	—
Dividends declared ($0.21 per share)	—	—	—	(2,294)	—	—	(2,294)
Comprehensive income:
Net income	—	—	—	4,088	—	—	4,088
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(4,184)	—	(4,184)

Total comprehensive income (loss)							(96)

Balance at September 30, 2008	$262	$115,132	$(7,367)	$116,595	$(3,323)	$(21,708)	$199,591

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
For the nine months ended September 30, 2009	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008, as previously reported	$262	$115,873	$(7,248)	$108,491	$(1,613)	$(21,708)	$194,057
ESOP adjustment (see Note 2)	—	90	151	(159)	—	—	82

Balance at January 1, 2009, as adjusted	262	115,963	(7,097)	108,332	(1,613)	(21,708)	194,139
Cumulative effect of change in accounting principle, adoption of ASC 320-10-65 (net of tax)	—	—	—	2,843	(2,843)	—	—
ESOP shares earned, 70,308 shares	—	277	704	—	—	—	981
Share-based compensation expense	—	1,387	—	—	—	—	1,387
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.18 per share)	—	—	—	(1,934)	—	—	(1,934)
Comprehensive income:
Net income	—	—	—	306	—	—	306
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	—	7,101	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(291)	—	(291)

Total comprehensive income							7,116

Balance at September 30, 2009	$262	$117,491	$(6,393)	$109,547	$2,354	$(21,708)	$201,553

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$306	$4,088
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	4,711	4,505
Depreciation and amortization	2,949	3,230
Premium amortization and accretion of securities, net	438	(613)
Gain on sale of available for sale securities	(2,377)	—
Impairment of collateralized debt obligations	12,246	—
ESOP compensation expense	981	1,286
Share-based compensation expense	1,387	1,292
Amortization of mortgage servicing rights	233	214
Net gain on loans held for sale	(12,834)	(6,520)
Loans originated or purchased for sale	(4,118,117)	(205,447)
Proceeds from sale of loans held for sale	3,940,719	202,532
FHLB stock dividends	(10)	(225)
Increase in bank-owned life insurance	(444)	(849)
Loss (gain) on disposition of property and equipment	2	(11)
Write off of leasehold improvements related to in-store closings	217	—
Net loss (gain) on sales of other real estate owned	(226)	109
Impairment of mortgage servicing rights	102	—
Net change in deferred loan fees	(13)	1,901
Net change in accrued interest receivable	944	(1,529)
Net change in other assets	(2,389)	1,470
Net change in other liabilities	5,113	10,857

Net cash from operating activities	(166,062)	16,290
Cash flows from investing activities
Contribution to new markets equity fund	—	(640)
Available-for-sale securities:
Maturities, prepayments and calls	276,110	89,041
Purchases	(337,759)	(15,075)
Proceeds from sale of AFS securities	73,785	—
Held-to-maturity securities:
Maturities, prepayments and calls	38,881	14,768
Purchases	(120,825)	(148,587)
Proceeds from member capital account	—	1,000
Net change in loans	116,137	(297,756)
Redemption/(purchase) of FHLB stock	2,636	(11,042)
Purchases of premises and equipment	(7,695)	(6,079)
Proceeds from sale of fixed assets	9	28
Proceeds on sale of other real estate owned	2,409	832

Net cash from investing activities	43,688	(373,510)
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities
Net change in deposits	189,991	58,402
Proceeds from Federal Home Loan Bank advances	—	261,000
Repayments on Federal Home Loan Bank advances	(66,106)	(19,356)
Proceeds from repurchase agreement	—	25,000
Treasury stock purchased	—	(4,312)
Payment of dividends	(1,934)	(2,294)

Net cash from financing activities	121,951	318,440

Net change in cash and cash equivalents	(423)	(38,780)
Beginning cash and cash equivalents	32,513	73,478

Ending cash and cash equivalents	$32,090	$34,698

Supplemental cash flow information:
Interest paid	$37,514	$32,852
Income taxes paid	$1,790	$1,917
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$1,861	$896
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
The accompanying Unaudited Consolidated Interim Financial Statements include the accounts of ViewPoint Financial Group, whose business currently consists of the operations of its wholly owned subsidiary, ViewPoint Bank (the “Bank”). The Bank’s operations include its wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All significant intercompany transactions and balances are eliminated in consolidation. Some items in prior years have been reclassified to conform to current presentation.
As of September 30, 2009, ViewPoint MHC (the “MHC”) was the majority (57%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
2. ESOP Adjustment
The Company revised its consolidated balance sheet as of December 31, 2008, and the beginning balance in the consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2009, to reflect an adjustment made in accordance with Accounting Standards Codification (“ASC”) 250-10-S99 during the first quarter of 2009. This adjustment related to a correction of the Company’s allocation of ESOP shares. For 2008, the Company allocated 15,116 shares more than scheduled under the ESOP plan as a result of an additional principal payment, causing an understatement of compensation expense for 2008. Due to this correction, retained earnings was decreased by $159, income taxes payable (disclosed under other liabilities) was decreased by $82, additional paid-in capital was increased by $90 and unearned ESOP shares was decreased by $151.
The relevant information included in the consolidated statements of income for the three and nine months ended September 30, 2008, the consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2008, and the consolidated statement of cash flows for the nine months ended September 30, 2008, were revised in this Quarterly Report on Form 10-Q to reflect the above correction. As a result, for the three months ended September 30, 2008, salaries and employee benefits expense was increased by $61, which had a net effect of decreasing net income by $40. For the nine months ended September 30, 2008, salaries and employee benefits expense was increased by $180, which had a net effect of decreasing net income by $119. The adjustment decreased basic and diluted earnings per share by $0.01 to $0.05 for the three months ended September 30, 2008, which also decreased basic and diluted earnings per share for the nine months ended September 30, 2008 by $0.01 to $0.17.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The relevant information included in the consolidated statements of income, the consolidated statement of changes in shareholders’ equity, and the consolidated statement of cash flows for the twelve month period of 2008 will be revised in future filings to reflect the above correction. The ESOP adjustment is not material to prior periods. The below table illustrates the impact of this adjustment on the Company’s December 31, 2008 balance sheet and the statements of income for the three and nine months ended September 30, 2008.

		ESOP
BALANCE SHEET- DECEMBER 31, 2008	As reported	adjustment	As adjusted
Other liabilities	$33,658	$(82)	$33,576
Total liabilities	2,019,358	(82)	2,019,276
Additional paid-in capital	115,873	90	115,963
Retained earnings	108,491	(159)	108,332
Unearned ESOP shares	(7,248)	151	(7,097)
Total shareholders’ equity	194,057	82	194,139

		ESOP
STATEMENTS OF INCOME	As reported	adjustment	As adjusted
Three months ended September 30, 2008
Net income	1,229	(40)	1,189
Earnings per share (basic and diluted)	0.06	(0.01)	0.05
Nine months ended September 30, 2008
Net income	4,207	(119)	4,088
Earnings per share (basic and diluted)	0.18	(0.01)	0.17
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
According to ASC 260-10-45-61A, unvested share-based payments awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of earnings per share calculation is described in ASC 260-10-45-60B. The two-class method calculation for the three and nine months ended September 30, 2009, and September 30, 2008, had no impact on the earnings per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three and nine month periods ended September 30, 2009, and September 30, 2008, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic
Net income	$2,893	$1,189	$306	$4,088

Weighted average common shares outstanding	24,929,157	24,958,368	24,929,157	25,128,775
Less: Average unallocated ESOP shares	649,537	749,177	672,743	776,000
Average unvested restricted stock awards	260,118	346,161	303,525	389,718

Average shares	24,019,502	23,863,030	23,952,889	23,963,057

Basic earnings per common share	$0.12	$0.05	$0.01	$0.17

Diluted
Net income	$2,893	$1,189	$306	$4,088

Weighted average common shares outstanding for basic earnings per common share	24,019,502	23,863,030	23,952,889	23,963,057
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—	—

Average shares and dilutive potential common shares	24,019,502	23,863,030	23,952,889	23,963,057

Diluted earnings per common share	$0.12	$0.05	$0.01	$0.17

Stock options for 298,140 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2009, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
Stock options for 252,901 shares of common stock outstanding were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2008, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
4. Dividends
On January 20, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share. The dividend was payable on February 17, 2009, to shareholders of record as of February 3, 2009. On April 23, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on May 21, 2009, to shareholders of record as of May 7, 2009. On July 21, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was payable on August 18, 2009, to shareholders of record as of August 4, 2009. ViewPoint MHC, which owns 57% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Share-Based Compensation
At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under ASC 718, Compensation – Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $400 and $1,186, respectively, for the three and nine months ended September 30, 2009. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $79 and $201, respectively, for the three and nine months ended September 30, 2009. The total income tax benefit recognized in the income statement for share-based compensation was $163 and $472, respectively, for the three and nine months ended September 30, 2009.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $400 and $1,183, respectively, for the three and nine months ended September 30, 2008. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $65 and $109, respectively, for the three and nine months ended September 30, 2008. The total income tax benefit recognized in the income statement for share-based compensation was $158 and $439, respectively, for the three and nine months ended September 30, 2008.
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at September 30, 2009, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	346,161	$18.41
Granted	—	—
Vested	86,043	18.42
Forfeited	—	—

Non-vested at September 30, 2009	260,118	$18.41

The weighted-average grant date fair value is the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of September 30, 2009, there was $4,207 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.7 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of September 30, 2009, and changes for the nine months then ended is presented below. All of the stock option forfeitures occurred in the current year.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2008	235,661	17.91	8.7	—
Granted	78,500	15.04	10.0	—
Exercised	—	—	—	—
Forfeited	16,021	16.84	—	—

Outstanding at September 30, 2009	298,140	$17.21	8.3	$—

Fully vested and expected to vest	294,764	$17.33	8.2	$—

Exercisable at September 30, 2009	29,419	$18.40	7.4	$—

As of September 30, 2009, there was $640 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.6 years. At September 30, 2009, the Company used a forfeiture rate of 11% that is based on historical activity.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of September 30, 2009, the Company has not granted any stock appreciation rights.
6. Loans
Loans consist of the following:

	September 30,	December 31,
	2009	2008
Mortgage loans:
One- to four-family	$453,892	$498,961
Commercial real estate	442,626	436,483
One- to four-family construction	3,860	503
Commercial construction	757	—
Home equity	98,917	101,021

Total mortgage loans	1,000,052	1,036,968

Automobile indirect loans	15,208	38,837
Automobile direct loans	61,572	73,033
Government-guaranteed student loans	5,604	7,399
Commercial non-mortgage loans	24,601	18,574
Warehouse lines of credit	—	53,271
Consumer lines of credit and unsecured loans	15,050	15,192
Other consumer loans, secured	7,073	6,708

Total non-mortgage loans	129,108	213,014

Gross loans	1,129,160	1,249,982
Deferred net loan origination fees	(1,193)	(1,206)
Allowance for loan losses	(10,955)	(9,068)

Net loans	$1,117,012	$1,239,708

Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance	$9,996	$7,278	$9,068	$6,165

Provision for loan losses	1,775	1,867	4,711	4,505
Loans charged-off	(950)	(802)	(3,300)	(2,760)
Recoveries	134	171	476	604

Ending balance	$10,955	$8,514	$10,955	$8,514

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
7. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$34,487	$25	$(44)	$34,468
Agency residential mortgage-backed securities	197,125	3,646	(544)	200,227
Agency residential collateralized mortgage obligations	229,048	3,760	(3,141)	229,667
SBA pools	6,914	—	(98)	6,816

Total securities	$467,574	$7,431	$(3,827)	$471,178

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$18,502	$238	$—	$18,740
Agency residential mortgage-backed securities	137,338	1,492	(659)	138,171
Agency residential collateralized mortgage obligations	313,391	4,199	(7,525)	310,065
SBA pools	8,313	—	(213)	8,100
Collateralized debt obligations	7,940	—	—	7,940

Total securities	$485,484	$5,929	$(8,397)	$483,016

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$14,990	$184	$—	$15,174
Agency residential mortgage-backed securities	162,771	6,237	—	169,008
Agency residential collateralized mortgage obligations	58,665	1,154	(5)	59,814
Municipal bonds	17,677	1,091	—	18,768

Total securities	$254,103	$8,666	$(5)	$262,764

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$9,992	$151	$—	$10,143
Agency residential mortgage-backed securities	140,663	3,491	(56)	144,098
Agency residential collateralized mortgage obligations	12,304	417	(25)	12,696
Municipal bonds	9,384	258	—	9,642

Total securities	$172,343	$4,317	$(81)	$176,579

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Sales activity of securities for the three and nine months ended September 30, 2009, and September 30, 2008 was as follows:

	September 30, 2009	September 30, 2008

Proceeds	$73,785	$—
Gross gains	2,377	—
Gross losses	—	—
Net impairment loss recognized in earnings	(12,246)	—
There was no sale activity for the three months ended September 30, 2009, and 2008. The tax provision related to these realized gains for the nine months ended September 30, 2009, and September 30, 2008, was $808 and $0, respectively (using a 34% tax rate).
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
During the nine months ended September 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of collateralized debt obligations, which occurred prior to their sale. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June 2009 valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; and (4) a ratings downgrade from BBB to C for each of the securities during the second quarter.
The sale of the collateralized debt obligation securities occurred in the second quarter. It generated proceeds of $224 with no gain or loss recognized on the sale.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

September 30, 2009
Beginning balance, January 1, 2009	$9,408
Additional credit losses not recorded previously	12,246
Reductions for securities sold	(21,654)
Reductions for securities that are planned to be sold	—
Additional credit losses on previous other-than-temporary impairment reported in accumulated other comprehensive loss	—
Reductions for increases in cash flows	—

Ending balance, September 30, 2009	$—

The fair value of debt securities and carrying amount, if different, at September 30, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$6,519
Due from one to five years	16,301	16,569	—
Due from five to ten years	8,567	9,134	34,765
Due after ten years	7,799	8,239	—
Agency residential mortgage-backed securities	162,771	169,008	200,227
Agency residential collateralized mortgage obligations	58,665	59,814	229,667

Total	$254,103	$262,764	$471,178

Securities with unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$6,816	$(98)	$6,816	$(98)
Agency residential mortgage-backed and collateralized mortgage obligations	110,518	(902)	97,372	(2,788)	207,890	(3,690)
U.S. Government and federal agency	9,953	(44)	—	—	9,953	(44)

Total temporarily impaired	$120,471	$(946)	$104,188	$(2,886)	$224,659	$(3,832)

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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The Company conducts regular reviews of the municipal bond agency ratings of securities. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well, including reviews of official statements and other available municipal reports. The ratings of the Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, continue to be of strong or higher investment grade. At September 30, 2009, there were no unrealized losses in this investment category.
8. Fair Value
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
During the nine months ended September 30, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, reducing their value to fair value. This occurred prior to sale. This charge was determined by applying a discounted cash flow model analysis under ASC 325-40 to the securities. The analysis included a review of the financial condition of each of the underlying issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the model, resulting in a waterfall distribution of estimated future cash flows to each tranche of the collateralized debt obligation. Prior to the June 2009 sale date, no actual loss of principal or interest had occurred.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009, Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and federal agency	$34,468	$—	$34,468	$—
Agency residential mortgage-backed securities	200,227	—	200,227	—
Agency residential collateralized mortgage obligations	229,667	—	229,667	—
SBA pools	6,816	—	6,816	—

Total securities available for sale	$471,178	$—	$471,178	$—

		Fair Value Measurements at December 31, 2008, Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and federal agency	$18,740	$—	$18,740	$—
Agency residential mortgage-backed securities	138,171	—	138,171	—
Agency residential collateralized mortgage obligations	310,065	—	310,065	—
SBA pools	8,100	—	8,100	—
Collateralized debt obligations	7,940	—	—	7,940

Total securities available for sale	$483,016	$—	$475,076	$7,940

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Securities
available for
sale
Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Other changes in fair value	—
Gains (losses) on sales of securities	20
Included in other comprehensive income	—

Ending balance, September 30, 2009	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009, Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,116	$—	$6,116	$—
Mortgage servicing rights	1,037	—	1,037	—
Other real estate owned	1,178	—	1,178	—

Fair Value Measurements at December 31, 2008, Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,269	$—	$1,269	$—
Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at September 30, 2009, had a carrying amount of $6,116, which is made up of the outstanding balance of $7,477, net of a valuation allowance of $1,361. This resulted in an additional provision for loan losses of $1,273 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2008, had a carrying amount of $1,269, which is made up of the outstanding balance of $1,597, net of a valuation allowance of $328. This resulted in an additional provision for loan losses of $55.
Other real estate owned had a carrying amount of $1,178, which is made up of the outstanding balance of $1,372, net of a valuation allowance of $194.
Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $1.0 million at September 30, 2009. Mortgage servicing rights were carried at cost at December 31, 2008 and accordingly are not included in this disclosure.
Activity for capitalized mortgage servicing rights for the nine months ended September 30, 2009, and the related valuation allowance follows:

Mortgage servicing rights:
Balance at January 1, 2009	$1,372
Amortized to expense	(233)
Change in valuation allowance	(102)

Balance at September 30, 2009	$1,037

Valuation allowance:
Balance at January 1, 2009	$—
Additions expensed	211
Valuation adjustment	(109)

Balance at September 30, 2009	$102

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$32,090	$32,090	$32,513	$32,513
Securities available for sale	471,178	471,178	483,016	483,016
Securities held to maturity	254,103	262,764	172,343	176,579
Loans held for sale	350,116	350,740	159,884	159,884
Loans, net	1,117,012	1,106,430	1,239,708	1,247,457
Federal Home Loan Bank stock	15,469	N/A	18,069	N/A
Accrued interest receivable	7,575	7,575	8,519	8,519

Financial liabilities
Deposits	$(1,738,081)	$(1,739,261)	$(1,548,090)	$(1,558,107)
Federal Home Loan Bank advances	(344,735)	(359,781)	(410,841)	(427,243)
Repurchase agreement	(25,000)	(25,000)	(25,000)	(24,980)
Accrued interest payable	(1,972)	(1,972)	(1,769)	(1,769)
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
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25.0 million to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at September 30, 2009. The securities sold under agreements to repurchase had an average balance of $32.2 million and an average interest rate of 1.90% during the three months ended September 30, 2009. The maximum month-end balance during the three months ended September 30, 2009 was $32.4 million. The securities sold under agreements to repurchase had an average balance of $32.4 million and an average interest rate of 2.29% during the nine months ended September 30, 2009. The maximum month-end balance during the nine months ended September 30, 2009 was $33.7 million. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $31.2 million at September 30, 2009. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
10. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three and nine months ended September 30, 2009, and 2008, follows:

	Three Months Ended
	September 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$26,242	$653	$(503)	$26,392
Total interest expense	12,270	462	(560)	12,172
Provision for loan losses	1,775	—	—	1,775

Net interest income after provision for loan losses	12,197	191	57	12,445
Other revenue	5,961	(2)	(25)	5,934
Net gain (loss) on sale of loans	(127)	3,924	—	3,797
Total noninterest expense	13,882	4,122	66	18,070

Income (loss) before income tax expense	4,149	(9)	(34)	4,106
Income tax expense	1,199	14	—	1,213

Net income	$2,950	$(23)	$(34)	$2,893

Segment assets	$2,351,590	$35,946	$(37,709)	$2,349,827
Net gain (loss) on sale of loans	(127)	3,924	—	3,797
Noncash items:
Depreciation	869	59	—	928
Provision for loan losses	1,775	—	—	1,775

	Three Months Ended
	September 30, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$25,209	$333	$(119)	$25,423
Total interest expense	11,762	153	(264)	11,651
Provision for loan losses	1,867	—	—	1,867

Net interest income after provision for loan losses	11,580	180	145	11,905
Other revenue	5,649	—	(20)	5,629
Net gain on sale of loans	23	3,555	(1,226)	2,352
Total noninterest expense	15,621	3,764	(1,179)	18,206

Income before income tax expense	1,631	(29)	78	1,680
Income tax expense	472	4	15	491

Net income	$1,159	$(33)	$63	$1,189

Segment assets	$1,989,891	$25,839	$(26,386)	$1,989,344
Net gain on sale of loans	23	3,555	(1,226)	2,352
Noncash items:
Depreciation	1,022	50	—	1,072
Provision for loan losses	1,867	—	—	1,867

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$82,013	$1,815	$(2,216)	$81,612
Total interest expense	38,010	1,233	(1,526)	37,717
Provision for loan losses	4,711	—	—	4,711

Net interest income after provision for loan losses	39,292	582	(690)	39,184
Other revenue	17,469	(3)	(86)	17,380
Net gain (loss) on sale of loans	(814)	13,648	—	12,834
Impairment of collateralized debt obligations (all credit)	(12,246)	—	—	(12,246)
Total noninterest expense	43,700	12,766	174	56,640

Income before income tax expense	1	1,461	(950)	512
Income tax expense (benefit)	(281)	479	8	206

Net income	$282	$982	$(958)	$306

Segment assets	$2,351,590	$35,946	$(37,709)	$2,349,827
Net gain (loss) on sale of loans	(814)	13,648	—	12,834
Noncash items:
Depreciation	2,695	169	—	2,864
Provision for loan losses	4,711	—	—	4,711

	Nine Months Ended
	September 30, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$70,883	$905	$(1,028)	$70,760
Total interest expense	33,507	414	(747)	33,174
Provision for loan losses	4,505	—	—	4,505

Net interest income after provision for loan losses	32,871	491	(281)	33,081
Other revenue	17,754	—	(56)	17,698
Net gain on sale of loans	61	9,664	(3,205)	6,520
Total noninterest expense	44,881	9,166	(3,004)	51,043

Income before income tax expense	5,805	989	(538)	6,256
Income tax expense	1,769	374	25	2,168

Net income	$4,036	$615	$(563)	$4,088

Segment assets	$1,989,891	$25,839	$(26,386)	$1,989,344
Net gain on sale of loans	61	9,664	(3,205)	6,520
Noncash items:
Depreciation	3,115	115	—	3,230
Provision for loan losses	4,505	—	—	4,505

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
11. Subsequent Events
As defined in ASC 855, Subsequent Events, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through November 5, 2009, which is the date that the Company’s financial statements are being issued. Based on this evaluation, the below paragraph describes a subsequent event.
On October 16, 2009, the Company executed four promissory notes for unsecured loans totaling $10 million obtained from four local, private investors. The lenders are all members of the same family and long-time customers of the Bank. One of the notes had an original principal amount of $7 million and the other three notes had principal amounts of $1 million each. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Interest-only payments under the notes are due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes are due and payable on October 15, 2014. Upon at least 180 days notice to the Company, the lender under each note may require the Company to prepay the note in part or in full as of the second and/or fourth anniversaries of the note. Each lender also has a limited call option (not to exceed $2 million in the aggregate among the four lenders) upon at least 90 days notice to the Company for the purpose of purchasing shares of the Company’s stock in a subscription or community stock offering. The notes cannot be prepaid by the Company during the first two years of the loan term, but thereafter can be prepaid in whole or in part at any time without fee or penalty. The Company will use the proceeds from the loans for general working capital and to support the growth of the Bank.
12. Recent Accounting Developments
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. This standard has not yet been codified in the FASB Accounting Standards Codification. FAS 167 amends Interpretation No. 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is codified as ASC 105, Generally Accepted Accounting Principles. The objective of this Statement is to replace Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Statement will not impact the Company’s financial condition. Beginning with this Quarterly Report on Form 10-Q for September 30, 2009, and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as ASC 820, Fair Value Measurements and Disclosures. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.

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
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as by first liens on commercial non-mortgage assets and automobiles. Additionally, our Purchase Program enables our mortgage banking company clients to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts which provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
At September 30, 2009, the Company operated 24 community bank offices in the Dallas/Fort Worth Metroplex and 16 loan production offices throughout Texas. During the past quarter, we opened a new community bank office in Wylie and a new loan production office in Houston. Our Wylie in-store banking center was closed on October 2, 2009, as a result of the opening of the new community bank office.

Third Quarter Highlights
•	Quarterly EPS more than doubled from this time last year: Basic and diluted earnings per share of $0.12, up $0.07 from the same period last year.
•	Quarterly net income increased by 143.3%: Net income for the quarter ended September 30, 2009, was $2.9 million, an increase of $1.7 million, or 143.3%, from the quarter ended September 30, 2008.
•	Purchase Program continued to fuel loan growth: $322.9 million of Purchase Program loans helped gross loans (including loans held for sale) to increase by $69.4 million, or 4.9%, from December 31, 2008.
•	Deposit growth in all categories: Deposits increased by $190.0 million, or 12.3%, from December 31, 2008.
•	Continued capital strength: The Company’s equity to total assets was 8.58%, and the Bank’s tier one capital ratio was 7.65%, exceeding the regulatory minimum of 5% for a well-capitalized institution.
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
Allowance for Loan Loss. We believe that the allowance for loan losses and related provision expense are susceptible to change if credit quality changes, which is evidenced by charge-offs and non-performing loan trends. Our loan mixture is also changing as we increase our residential and commercial real estate loan portfolios after discontinuing our indirect automobile lending program in 2006. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mixture and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the cost to acquire and sell, is used to determine the amount of impairment. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.
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
During the nine months ended September 30, 2009, the Company recognized a $12.2 million pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, which occurred prior to sale. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
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
As a community bank, we strive to make banking feel more like a partnership with our customers than simply providing an account or loan. We offer the wide variety of resources that customers typically expect from a large bank while giving the personal attention found at community banks. We support the communities we serve by donating thousands of volunteer hours to a multitude of worthy causes; in fact, our community reinvestment activities received the highest rating of “Outstanding” from the OTS.
Comparison of Financial Condition at September 30, 2009, and December 31, 2008
General. Total assets increased by $136.4 million, or 6.2%, to $2.35 billion at September 30, 2009, from $2.21 billion at December 31, 2008. The rise in total assets was primarily due to a $69.4 million, or 4.9%, increase in gross loans (including loans held for sale) and an $81.8 million, or 47.4%, increase in securities held to maturity. This increase was partially offset by an $11.8 million, or 2.5%, reduction in securities available for sale.

Loans. Gross loans (including $350.1 million in mortgage loans held for sale) increased by $69.4 million, or 4.9%, from $1.41 billion at December 31, 2008 to $1.48 billion at September 30, 2009.

	September 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Mortgage loans:
One- to four-family	$453,892	$498,961	$(45,069)	-9.0%
Commercial real estate	442,626	436,483	6,143	1.4%
One- to four-family construction	3,860	503	3,357	667.4%
Commercial construction	757	—	757	100.0%
Mortgage loans held for sale	350,116	159,884	190,232	119.0%
Home equity	98,917	101,021	(2,104)	-2.1%

Total mortgage loans	1,350,168	1,196,852	153,316	12.8%
Automobile loans	76,780	111,870	(35,090)	-31.4%
Other consumer loans	27,727	29,299	(1,572)	-5.4%
Commercial non-mortgage loans	24,601	18,574	6,027	32.4%
Warehouse lines of credit	—	53,271	(53,271)	-100.0%

Total non-mortgage loans	129,108	213,014	(83,906)	-39.4%

Gross loans	$1,479,276	$1,409,866	$69,410	4.9%

At September 30, 2009, mortgage loans held for sale consisted of $27.2 million of loans originated for sale by our mortgage banking subsidiary, VPBM, and $322.9 million of Purchase Program loans purchased for sale under our standard loan participation agreement. Our Purchase Program currently serves 20 clients and disbursed $1.42 billion in loans during the third quarter of 2009. The $190.2 million, or 119.0%, increase in mortgage loans held for sale over the last nine months was attributable to a $185.4 million increase in the volume of Purchase Program loans held under our standard loan participation agreement and VPBM’s increased real estate production.
We have also expanded our one- to four-family construction lending, which led to a $3.4 million increase from December 31, 2008. At September 30, 2009, we had $2.7 million in unfunded commitments on these construction loans. Our one- to four-family construction loans generally provide for the payment of interest only during the construction phase, which is typically limited to 12 months. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender. Residential construction loans, which are only made directly to consumers, not to builders, can be made with a maximum loan-to-value of 90% and are expected to comprise a small portion of our loan portfolio. These loans are underwritten to Fannie Mae/Freddie Mac guidelines.
We saw increases in both our commercial real estate and commercial non-mortgage portfolios, while warehouse lines of credit, which are participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated in conjunction with other banks, decreased by $53.3 million. We have decided to discontinue warehouse lines of credit and focus on our Purchase Program due to the added benefits associated with direct relationship lending. Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $36.7 million, or 26.0%, from December 31, 2008. We have continued to reduce our emphasis on consumer lending and are focused on originating residential and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
ViewPoint Bankers Mortgage. At September 30, 2009, VPBM had total assets of $35.9 million, which primarily consisted of $27.2 million in one- to four- family mortgage loans held for sale. VPBM’s net income for the three and nine months ended September 30, 2009, was $42,000 and $982,000, respectively, which primarily consisted of gains on sales of mortgage loans. VPBM operates 15 loan production offices in Texas and has 130 employees.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

Our methodology for analyzing the allowance for loan losses consists of specific and general components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to these groups of loans to estimate the probable incurred losses in the loan portfolio. The amount of probable loan losses incurred in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical loss ratios, as well as qualitative factors such as industry and economic indicators, to establish loss allocations on our commercial non-mortgage loans and one- to four-family and commercial real estate loans due to the less-seasoned nature of this portion of our loan portfolio. The historical loss ratio is generally defined as an average percentage of net loan losses to loans outstanding. These factors allow for losses that may result from economic indicators, seasonality and increased origination volume in these areas of lending. We also utilize a qualitative factor on purchased real estate loans based on peer group averages, as well as the same economic, seasonal and volume factors applied to the originated real estate portfolio. A separate valuation of known losses for individually classified, large-balance, non-homogeneous loans is also conducted in accordance with ASC 310-10.
For the specific component, the allowance for loan losses on individually analyzed loans includes commercial non-mortgage loans and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral and the loan amount due.
As we continue to expand our loan portfolio, we are focused on maintaining our solid asset quality by applying stringent underwriting guidelines to all loans that we originate. The majority of our residential real estate loans are full-documentation, standard “A” type products. Our mortgage lending subsidiary, VPBM, does not offer any subprime loan products. VPBM has been originating mortgage loans since 1988, while performing in-house underwriting and closing for all loans originated.
Impaired loans related to ASC 310-10 were as follows:

	September 30, 2009	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$8,151	$2,939	$3,068
Period-end loans with allocated allowance for loan losses	7,477	4,436	1,597

Total	$15,628	$7,375	$4,665

Amount of the allowance for loan losses allocated to impaired loans at period-end	$1,361	$690	$328

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Average of individually impaired loans during the period	$12,208	$4,219	$8,344	$4,058
Non-performing loans were as follows:

	September 30, 2009	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—	$—
Nonaccrual loans	13,833	6,464	2,217
Troubled debt restructurings	807	873	2,528

Total	$14,640	$7,337	$4,745

At September 30, 2009, nonaccrual loans consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One- to four-family	$3,962	28.64%
Commercial real estate	9,026	65.25%
Home equity	400	2.89%

Total mortgage loans	13,388	96.78%

Indirect automobile loans	126	0.91%
Direct automobile loans	75	0.54%
Commercial non-mortgage loans	179	1.29%
Consumer secured loans	9	0.07%
Consumer lines of credit and unsecured loans	56	0.41%

Total non-mortgage loans	445	3.22%

Total nonaccrual loans	$13,833	100.00%

At September 30, 2009, troubled debt restructurings consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One- to four-family	$115	1.76%
Commercial real estate	5,577	85.56%
Home equity	114	1.75%

Total mortgage loans	5,806	89.07%

Indirect automobile loans	265	4.07%
Direct automobile loans	281	4.31%
Commercial non-mortgage loans	52	0.80%
Consumer secured loans	4	0.06%
Consumer lines of credit and unsecured loans	110	1.69%

Total non-mortgage loans	712	10.93%

Total troubled debt restructurings	$6,518	100.00%

Included in the $6.5 million troubled debt restructurings listed above, $5.7 million are on nonaccrual status at September 30, 2009 and are therefore disclosed in the nonaccrual loans number in the non-performing loans table.
Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. These modifications to loan terms may include a lower interest rate, a reduction in principal, or an extended term to maturity.
Our non-performing loans to total loans ratio at September 30, 2009, was 1.30% compared to 0.38% at December 31, 2008. Non-performing loans increased by $9.9 million, from $4.7 million at December 31, 2008, to $14.6 million at September 30, 2009. The increase in non-performing loans was primarily due to three commercial real estate loans totaling $7.2 million that moved to non-performing during the nine months ended September 30, 2009. We have set aside a total of $955,000 in specific valuation allowances for these three loans. One loan, with an outstanding balance of $3.4 million, is secured by an office/flex building and is currently in the process of foreclosure. It is rated “doubtful” and has a specific valuation allowance in the amount of $799,000 based on a current appraisal. At September 30, 2009, this loan was 91 days delinquent. The second loan, with an outstanding balance of $2.9 million, is not delinquent and is secured by three office buildings. It is rated “substandard” and was placed on nonaccrual when it was classified as a troubled debt restructuring. Based on a current appraisal, there is no anticipated loss for this loan and no specific reserve required. The third is a $907,000 loan in which the Company is a participant that is collateralized by a hotel property experiencing financial difficulties. This loan is also a troubled debt restructuring. A $156,000 specific valuation allowance was set aside for this loan based on a current appraisal. At September 30, 2009, this loan was 61 days delinquent.

Also, non-performing loans increased due to a $2.5 million increase in one- to four-family real estate loans on nonaccrual status, with $1.5 million of this increase being attributable to one loan. This loan is in the process of foreclosure and there is no estimated loss based on a current appraisal.
Our allowance for loan losses at September 30, 2009, was $11.0 million, or 0.97% of gross loans, compared to $9.1 million, or 0.73% of gross loans, at December 31, 2008. The $1.9 million, or 20.8%, increase in our allowance for loan losses was primarily due to an increase in the general reserve caused by higher loss factors adjusted for current economic conditions and other relevant data. Also, specific reserve increased by $1.0 million as impaired loans with allocated allowance for loan losses increased by $5.9 million, from $1.6 million at December 31, 2008, to $7.5 million at September 30, 2009. This increase in impaired loans with allocated allowance for loan losses was primarily attributable to the addition of three commercial real estate loans with outstanding principal balances totaling $5.3 million at September 30, 2009 and an $843,000 increase in one- to four-family mortgage loans. Impaired loans with no allocated allowance for loan losses increased by $5.1 million, from $3.1 million at December 31, 2008, to $8.2 million at September 30, 2009. This increase was due to the addition of one commercial real estate loan with an outstanding principal balance of $2.9 million and a $2.8 million increase in one- to four-family mortgage loans.
Net charge-offs for the three months ended September 30, 2009, were $816,000, compared to $631,000 for the three months ended September 30, 2008, while net charge-offs for the nine months ended September 30, 2009, were $2.8 million, compared to $2.2 million for the nine months ended September 30, 2008. One- to four-family mortgages charged-off increased by $306,000, while commercial non-mortgage loans charged-off increased by $355,000 from the nine months ended September 2008 to the same period in September 2009.
Securities. Our securities portfolio increased by $69.9 million, or 10.7%, to $725.3 million at September 30, 2009, from $655.4 million at December 31, 2008. The increase in our securities portfolio was primarily caused by $458.6 million of securities purchased and was partially offset by maturities and paydowns totaling $315.0 million and sales proceeds totaling $73.8 million. The purchases consisted of $337.8 million of securities deemed available-for-sale and $120.8 million of securities that were marked held-to-maturity. The sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million, resulted in a $1.6 million after-tax increase to earnings. We no longer have any collateralized debt obligations in our securities portfolio.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; and (4) a ratings downgrade from BBB to C for each of the securities during the quarter. The sale of the collateralized debt obligation securities generated proceeds of $224,000. Please see Note 7 — Securities for more information.
Deposits. Total deposits increased by $190.0 million, or 12.3%, to $1.74 billion at September 30, 2009, from $1.55 billion at December 31, 2008.

	September 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Non-interest-bearing demand	$184,869	$172,395	$12,474	7.2%
Interest-bearing demand	207,223	98,884	108,339	109.6%
Savings	144,580	144,530	50	0.0%
Money Market	533,755	482,525	51,230	10.6%
IRA savings	8,749	8,188	561	6.9%
Time	658,905	641,568	17,337	2.7%

Total deposits	$1,738,081	$1,548,090	$189,991	12.3%

We saw increases in all deposit categories, with the largest being a $108.3 million, or 109.6%, increase in interest-bearing demand accounts. This was primarily attributable to our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000. This product encourages relationship accounts with required electronic transactions. Money market deposits increased by $51.2 million, or 10.6%, due to a $50.8 million, or 11.8%, increase in consumer money market accounts. Additionally, time accounts increased by $17.3 million, or 2.7%, primarily due to our participation in the CDARS® network. Through CDARS®, the Company can provide depositors the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by virtue of the Company placing customer funds in excess of FDIC deposit insurance limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis. We have an opportunity to further improve our costs on deposits due to lowered certificate of deposit costs, which were 3.02% for the nine months ended September 30, 2009, compared to 4.03% for the nine months ended September 30, 2008. 68% of these balances will mature in the next year, of which 28% will mature in the fourth quarter of 2009. Non-interest-bearing demand accounts include $27.8 million of growth in our Purchase Program checking account, which is a non-interest-bearing demand account opened by our mortgage banking company clients who participate in the Purchase Program.
Borrowings. Federal Home Loan Bank advances decreased by $66.1 million, or 16.1%, from $410.8 million at December 31, 2008, to $344.7 million at September 30, 2009. The outstanding balance of borrowings has decreased due to monthly principal paydowns. During the nine months ended September 30, 2009, the Company used deposit growth to fund loans more often than utilizing borrowings as a funding source. At September 30, 2009, the Company was eligible to borrow an additional $620.4 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
Shareholders’ Equity. Total shareholders’ equity increased by $7.4 million, or 3.8%, from $194.1 million at December 31, 2008, to $201.5 million at September 30, 2009.

	September 30,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Common stock	$262	$262	$—	0.0%
Additional paid-in capital	117,491	115,963	1,528	1.3%
Retained Earnings	109,547	108,332	1,215	1.1%
Accumulated other comprehensive income (loss)	2,354	(1,613)	3,967	245.9%
Unearned ESOP shares	(6,393)	(7,097)	704	9.9%
Treasury stock	(21,708)	(21,708)	—	0.0%

Total shareholders’ equity	$201,553	$194,139	$7,414	3.8%

This increase was primarily caused by a $4.0 million, or 245.9%, change in unrealized gains and losses on securities available for sale. This change was primarily attributable to the sale of our collateralized debt obligations in June 2009, which removed our loss position in accumulated other comprehensive income. Please see Note 7 — Securities for more information. On April 9, the FASB issued ASC 320-10-65, which allowed the Company to reverse the non-credit portion of an impairment charge booked to earnings relating to the Company’s collateralized debt obligations in December 2008. The $2.8 million after-tax amount was reflected as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital and no impact on tangible common equity. The payment of dividends totaling $0.18 per share so far this year resulted in a $1.9 million reduction to shareholders’ equity.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008
General. Net income for the three months ended September 30, 2009, was $2.9 million, an increase of $1.7 million, or 143.3%, from $1.2 million for the three months ended September 30, 2008. This increase in net income was driven by higher gain on sale of loans and net interest income, as well as operating expense reductions in advertising and outside professional services expense. Our basic and diluted earnings per share for the three months ended September 30, 2009, increased by $0.07 to $0.12.
Interest Income. Interest income increased by $969,000, or 3.8%, from $25.4 million for the three months ended September 30, 2008, to $26.4 million for the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$21,031	$17,602	$3,429	19.5%
Securities	5,039	7,601	(2,562)	-33.7%
Interest-bearing deposits in other financial institutions	315	176	139	79.0%
Federal Home Loan Bank stock	7	44	(37)	-84.1%

	$26,392	$25,423	$969	3.8%

This increase was primarily due to a $3.4 million, or 19.5%, increase in interest income on loans as the average balance of loans (including loans held for sale) increased by $237.9 million, or 20.4%, from the three months ended September 30, 2008. This increase was driven by higher average balances in residential real estate (primarily a result of our Purchase Program that was introduced in July 2008) and commercial real estate loans. This increase in interest income earned on loans was partially offset by lower interest income on securities, which declined by $2.6 million, or 33.7%, from the three months ended September 30, 2008. This decrease was primarily attributable to lower yields earned on securities and lower balances of collateralized mortgage obligations and other investment securities. Additionally, the yield earned on interest-earning deposits in other financial institutions declined by 146 basis points. Overall, the yield on interest-earning assets for the three months ended September 30, 2009 decreased by 63 basis points, from 5.52% for the three months ended September 30, 2008, to 4.89%; this decrease was due to lower yields earned on assets and was partially offset by a $315.5 million, or 17.1%, increase in average interest-earning assets.
Interest Expense. Interest expense increased by $521,000, or 4.5%, from $11.7 million for the three months ended September 30, 2008, to $12.2 million for the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$8,545	$8,647	$(102)	-1.2%
Federal Home Loan Bank advances	3,421	2,900	521	18.0%
Repurchase agreement	206	104	102	98.1%

	$12,172	$11,651	$521	4.5%

This increase was primarily caused by a $521,000, or 18.0%, increase in interest expense on Federal Home Loan Bank advances and a $102,000, or 98.1%, increase in interest expense on our $25.0 million repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62% in April 2009. The average balance of borrowings increased by $36.8 million, or 11.6%, from the three months ended September 30, 2008, and the average rate paid on borrowings increased by 31 basis points. We utilized Federal Home Loan Bank advances and the $25.0 million repurchase agreement to leverage our balance sheet and to more closely match the duration of our assets to our liabilities. A $102,000, or 1.2%, decrease in interest expense on deposits partially offset the increase in borrowing interest expense. While volume increased in all of our deposit categories, lower rates paid on our savings, money market, and time accounts contributed to lower interest expense on deposit accounts. Overall, the cost of interest-bearing liabilities decreased 46 basis points, from 3.06% for the three months ended September 30, 2008, to 2.60%.

Net Interest Income. Net interest income increased by $448,000, or 3.3%, to $14.2 million for the three months ended September 30, 2009, from $13.8 million for the three months ended September 30, 2008. The net interest rate spread decreased 17 basis points to 2.29% for the three months ended September 30, 2009, from 2.46% for the same period last year. The net interest margin decreased 36 basis points to 2.63% for the three months ended September 30, 2009, from 2.99% for the three months ended September 30, 2008. The decrease in the net interest margin was primarily attributable to Purchase Program loans with an average balance of $237.4 million that were added to our loan portfolio at an average rate of 4.96%. Also, our average balance maintained in interest-earning deposit accounts increased by $103.7 million from the three months ended September 30, 2008, to the same period this year. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which will better position us for a rising rate environment.
Analysis of Net Interest Income — Three Months Ended September 30, 2009, and 2008
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Three Months Ended September 30,
	2009			2008
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (including loans held for sale)	$1,406,372	$21,031	5.98%	$1,168,465	$17,602	6.03%
Agency mortgage-backed securities	298,319	2,904	3.89%	238,101	2,876	4.83%
Agency collateralized mortgage obligations	261,125	1,849	2.83%	325,480	3,712	4.56%
Investment securities	45,085	286	2.54%	68,667	1,013	5.90%
FHLB stock	14,830	7	0.19%	13,185	44	1.33%
Interest-earning deposit accounts	132,937	315	0.95%	29,270	176	2.41%

Total interest-earning assets	2,158,668	26,392	4.89%	1,843,168	25,423	5.52%

Noninterest -earning assets	131,331			106,597

Total assets	$2,289,999			$1,949,765

Interest-bearing liabilities:
Interest-bearing demand	180,997	978	2.16%	83,742	257	1.23%
Savings and money market	674,768	2,913	1.73%	615,787	3,754	2.44%
Time	659,951	4,654	2.82%	503,943	4,636	3.68%
Borrowings	354,095	3,627	4.10%	317,296	3,004	3.79%

Total interest-bearing liabilities	1,869,811	12,172	2.60%	1,520,768	11,651	3.06%

Noninterest- bearing liabilities	220,134			231,659

Total liabilities	2,089,945			1,752,427

Total capital	200,054			197,338

Total liabilities and capital	$2,289,999			$1,949,765

Net interest income		$14,220			$13,772

Net interest rate spread			2.29%			2.46%

Net earning assets	$288,857			$322,400

Net interest margin			2.63%			2.99%

Average interest-earning assets to average interest-bearing liabilities	115.45%			121.20%

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

	Three Months Ended September 30,
	2009 versus 2008
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$3,559	$(130)	$3,429
Agency mortgage-backed securities	647	(619)	28
Agency collateralized mortgage obligations	(639)	(1,224)	(1,863)
Investment securities	(273)	(454)	(727)
FHLB stock	5	(42)	(37)
Interest-earning deposit accounts	301	(162)	139

Total interest-earning assets	3,600	(2,631)	969

Interest-bearing liabilities:
Interest-bearing demand	436	285	721
Savings and money market	334	(1,175)	(841)
Time	1,244	(1,226)	18
Borrowings	365	258	623

Total interest-bearing liabilities	2,379	(1,858)	521

Net interest income	$1,221	$(773)	$448

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
The provision for loan losses was $1.8 million for the three months ended September 30, 2009, a decrease of $92,000 from the three months ended September 30, 2008. While net charge-offs have increased by $185,000 from the three months ended September 30, 2008, the provision for loan losses for the three months ended September 30, 2009, decreased from the same period last year due to lower loan balances. Loans held for sale are carried at the lower of cost or market and do not require a reserve. Our allowance for loan loss as a percentage of loans increased from 0.70% at September 30, 2008, to 0.97% at September 30, 2009.

Noninterest Income. Noninterest income increased by $1.7 million, or 21.9%, from $8.0 million for the three months ended September 30, 2008, to $9.7 million for the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest income
Service charges and fees	$4,798	$5,034	$(236)	-4.7%
Brokerage fees	90	144	(54)	-37.5%
Net gain on sale of loans	3,797	2,352	1,445	61.4%
Loan servicing fees	82	69	13	18.8%
Bank-owned life insurance income	103	301	(198)	-65.8%
Valuation adjustment on mortgage servicing rights	109	—	109	100.0%
Gain (loss) on sale of foreclosed assets	495	(8)	503	6287.5%
Gain (loss) on disposition of assets	(96)	(1)	(95)	9500.0%
Other	353	90	263	292.2%

	$9,731	$7,981	$1,750	21.9%

Net gain on sale of loans increased by $1.4 million, or 61.4%, as VPBM sold $162.1 million in loans to outside investors during the three months ended September 30, 2009, compared to $67.6 million for the same period in 2008. The increase in sales can be attributed to a higher volume of one- to four-family loan originations partially due to increased refinance volume resulting from lower market interest rates. Gain on sale of foreclosed assets increased by $503,000 primarily due to a $440,000 recovery recognized in September 2009 on an REO property; this recovery offset losses recognized on this property throughout 2008 and 2009. Fees of $563,000 generated by our Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $565,000 decrease in non-sufficient funds fees and a $122,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income is primarily due to a trend of lower volume in these types of transactions.
Noninterest Expense. Noninterest expense decreased by $136,000, or 0.74%, from $18.2 million for the three months ended September 30, 2008, to $18.1 million for the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest expense
Salaries and employee benefits	$11,451	$11,427	$24	0.2%
Advertising	286	529	(243)	-45.9%
Occupancy and equipment	1,474	1,491	(17)	-1.1%
Outside professional services	460	832	(372)	-44.7%
Regulatory assessments	844	317	527	166.2%
Data processing	1,085	1,040	45	4.3%
Office operations	1,456	1,488	(32)	-2.2%
Deposit processing charges	203	245	(42)	-17.1%
Lending and collection	326	344	(18)	-5.2%
Other	485	493	(8)	-1.6%

	$18,070	$18,206	$(136)	-0.7%

The decrease in noninterest expense was primarily attributable to a $372,000 decline in outside professional services expense, which was lower for the three months ended September 30, 2009, due to a $268,000 decrease in consulting expense. In 2008, we employed consulting firms to streamline our processes and assist in meeting our staffing needs as we expanded our community and mortgage banking network and introduced our Purchase Program. We did not incur similar expenses during the same time period in 2009. Also, during the three months ended September 30, 2008, we recorded a litigation liability of $127,000 related to Visa, Inc.’s settlement with Discover Financial Services, which was covered litigation under Visa’s retrospective responsibility plan-we had no similar transactions during the same time period in 2009. Advertising expense decreased by $243,000, or 45.9%, as we shifted our focus to emphasize community marketing efforts rather than mass branding campaigns. The decline in noninterest expense was partially offset by a $527,000, or 166.2% increase in regulatory assessments expense, as FDIC deposit insurance assessment rates have increased along with an increase in assessable deposits.

The slight increase in salaries and employee benefits was primarily due to organic growth, as we had $300,000 of increased salary expense in 2009 related to five new community bank offices opened in 2008 and 2009 and the addition of our Purchase Program division in July 2008. Also, salaries increased by $230,000 due to a higher number of salaried VPBM employees, as the headcount of employees paid on a salaried basis increased from 44 employees at August 31, 2008, to 60 employees at August 31, 2009. These increases were partially offset by salary expense savings due to the closure of nine in-store banking centers in 2009.
Income Tax Expense. During the three months ended September 30, 2009, we recognized income tax expense of $1.2 million on our pre-tax income compared to income tax expense of $491,000 for the three months ended September 30, 2008. Our effective tax rate for the three months ended September 30, 2009 was 29.5% compared to 29.2% for the same time period in 2008.
Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008
General. The Company reported net income of $306,000 for the nine months ended September 30, 2009, a decrease of $3.8 million, or 92.5%, from net income of $4.1 million for the nine months ended September 30, 2008. This decline in net income was primarily due to an $8.1 million (net of tax, using a tax rate of 34%) impairment charge on the Company’s collateralized debt obligations. We no longer have any collateralized debt obligations on our books. Net income before this impairment charge was $8.4 million, an increase of $4.3 million, or 105.2%, from the nine months ended September 30, 2008.
Interest Income. Interest income increased by $10.8 million, or 15.3%, from $70.8 million for the nine months ended September 30, 2008, to $81.6 million for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$62,993	$47,208	$15,785	33.4%
Securities	18,066	22,360	(4,294)	-19.2%
Interest-bearing deposits in other financial institutions	543	967	(424)	-43.8%
Federal Home Loan Bank stock	10	225	(215)	-95.6%

	$81,612	$70,760	$10,852	15.3%

This increase was primarily due to a $15.8 million, or 33.4%, increase in interest income on loans as the average balance of loans (including loans held for sale) increased by $380.0 million, or 36.1%, from the nine months ended September 30, 2008. This increase was driven by higher average balances in residential real estate (primarily a result of our Purchase Program) and commercial real estate loans. This increase in interest income earned on loans was partially offset by lower interest income on securities, which declined by $4.3 million, or 19.2%, from the nine months ended September 30, 2008. This decrease was primarily attributable to lower yields earned on securities and lower balances of collateralized mortgage obligations and other investment securities. Additionally, the yield earned on interest-earning deposits in other financial institutions declined by 182 basis points. Overall, the yield on interest-earning assets for the nine months ended September 30, 2009, decreased by 39 basis points, from 5.47% for the nine months ended September 30, 2008, to 5.08%; this decrease was due to lower yields earned on assets and was partially offset by a $417.0 million, or 24.2%, increase in average interest-earning assets.

Interest Expense. Interest expense increased by $4.5 million, or 13.7%, from $33.2 million for the nine months ended September 30, 2008, to $37.7 million for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$26,404	$26,637	$(233)	-0.87%
Federal Home Loan Bank advances	10,782	6,341	4,441	70.0%
Federal Reserve Bank borrowings	29	—	29	100.0%
Repurchase agreement	502	196	306	156.1%

	$37,717	$33,174	$4,543	13.7%

This increase was primarily caused by a $4.4 million, or 70.0%, increase in interest expense on Federal Home Loan Bank advances and a $306,000, or 156.1%, increase in interest expense on our repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62% in April 2009. The repurchase agreement was entered into in April 2008; therefore, only six months of interest expense is reflected in the nine months ended September 30, 2008, compared to nine months of interest expense reflected in the nine months ended September 30, 2009. The average balance of borrowings increased by $162.6 million, or 75.0%, from the nine months ended September 30, 2008, which was partially offset by a four basis point decrease in the average rate paid for borrowings from the nine months ended September 30, 2008. We utilized Federal Home Loan Bank advances and our $25.0 million repurchase agreement to leverage our balance sheet and to more closely match the duration of our assets to our liabilities. We also incurred $29,000 of interest expense on Federal Reserve Bank borrowings during the nine months ended September 30, 2009; we had no Federal Reserve Bank borrowings outstanding at September 30, 2009 due to the short-term nature of these borrowings.
A $233,000, or 0.87%, decrease in interest expense on deposits partially offset the increase in borrowing interest expense. While volume increased in all of our deposit categories, lower rates paid on our savings, money market, and time accounts contributed to lower interest expense on deposit accounts. Overall, the cost of interest-bearing liabilities decreased 45 basis points, from 3.17% for the nine months ended September 30, 2008, to 2.72%.
Net Interest Income. Net interest income increased by $6.3 million, or 16.8%, to $43.9 million for the nine months ended September 30, 2009, from $37.6 million for the nine months ended September 30, 2008. The net interest rate spread increased six basis points to 2.36% for the nine months ended September 30, 2009, from 2.30% for the same period last year. The net interest margin decreased 17 basis points to 2.73% for the nine months ended September 30, 2009, from 2.90% for the nine months ended September 30, 2008. The decrease in the net interest margin was primarily attributable to Purchase Program loans with an average balance of $186.2 million that were added to our loan portfolio at an average rate of 4.84%. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which will better position us for a rising rate environment.
Analysis of Net Interest Income — Nine Months Ended September 30, 2009, and 2008
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Nine Months Ended September 30,
	2009			2008
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (including loans held for sale)	$1,432,004	$62,993	5.87%	$1,052,031	$47,208	5.98%
Agency mortgage-backed securities	278,871	8,959	4.28%	220,692	8,073	4.88%
Agency collateralized mortgage obligations	292,738	7,707	3.51%	336,502	11,898	4.71%
Investment securities	44,654	1,400	4.18%	59,717	2,389	5.33%
FHLB stock	15,576	10	0.08%	9,321	225	3.22%
Interest-earning deposit accounts	78,449	543	0.92%	47,061	967	2.74%

Total interest-earning assets	2,142,292	81,612	5.08%	1,725,324	70,760	5.47%

Noninterest -earning assets	118,463			111,032

Total assets	$2,260,755			$1,836,356

Interest-bearing liabilities:
Interest-bearing demand	140,893	2,023	1.91%	74,216	543	0.98%
Savings and money market	662,120	9,303	1.87%	594,464	10,671	2.39%
Time	665,050	15,078	3.02%	509,980	15,423	4.03%
Borrowings	379,399	11,313	3.98%	216,757	6,537	4.02%

Total interest-bearing liabilities	1,847,462	37,717	2.72%	1,395,417	33,174	3.17%

Noninterest- bearing liabilities	216,481			238,625

Total liabilities	2,063,943			1,634,042

Total capital	196,812			202,314

Total liabilities and capital	$2,260,755			$1,836,356

Net interest income		$43,895			$37,586

Net interest rate spread			2.36%			2.30%

Net earning assets	$294,830			$329,907

Net interest margin			2.73%			2.90%

Average interest-earning assets to average interest-bearing liabilities	115.96%			123.64%

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

	Nine Months Ended September 30,
	2009 versus 2008
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$16,732	$(947)	$15,785
Agency mortgage-backed securities	1,951	(1,065)	886
Agency collateralized mortgage obligations	(1,414)	(2,777)	(4,191)
Investment securities	(532)	(457)	(989)
FHLB stock	91	(306)	(215)
Interest-earning deposit accounts	430	(854)	(424)

Total interest-earning assets	17,258	(6,406)	10,852

Interest-bearing liabilities:
Interest-bearing demand	715	765	1,480
Savings and money market	1,124	(2,492)	(1,368)
Time	4,046	(4,391)	(345)
Borrowings	4,851	(75)	4,776

Total interest-bearing liabilities	10,736	(6,193)	4,543

Net interest income	$6,522	$(213)	$6,309

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
The provision for loan losses was $4.7 million for the nine months ended September 30, 2009, an increase of $206,000 from the nine months ended September 30, 2008. This increase was primarily due to a $668,000 increase in net charge-offs and a $875,000 increase in specific valuation allowances on impaired loans; this increase was partially offset by lower loan balances as compared to the prior period. Loans held for sale are carried at the lower of cost or market and do not require a reserve.

Noninterest Income. Noninterest income decreased by $6.2 million, or 25.8%, from $24.2 million for the nine months ended September 30, 2008, to $18.0 million for the nine months ended September 30, 2009, mostly due to a $12.2 million impairment of collateralized debt obligations. All collateralized debt obligations were sold in June 2009.

	Nine Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest income
Service charges and fees	$14,063	$14,918	$(855)	-5.7%
Brokerage fees	229	364	(135)	-37.1%
Net gain on sale of loans	12,834	6,520	6,314	96.8%
Loan servicing fees	183	196	(13)	-6.6%
Bank-owned life insurance income	444	849	(405)	-47.7%
Gain on redemption of Visa, Inc. shares	—	771	(771)	-100.0%
Valuation adjustment on mortgage servicing rights	(102)	—	(102)	-100.0%
Impairment of collateralized debt obligation (all credit)	(12,246)	—	(12,246)	-100.0%
Gain on sale of available for sale securities	2,377	—	2,377	100.0%
Gain (loss) on sale of foreclosed assets	219	(33)	252	763.6%
Gain (loss) on disposition of assets	(1,038)	11	(1,049)	-9536.4%
Other	1,005	622	383	61.6%

	$17,968	$24,218	$(6,250)	-25.8%

Net gain on sale of loans increased by $6.3 million, or 96.8%, as VPBM sold $518.3 million in loans to outside investors during the nine months ended September 30, 2009, compared to $193.0 million for the same period in 2008. The increase in sales can be attributed to a higher volume of one- to four-family loan originations partially due to increased refinance volume resulting from lower market interest rates. Non-interest income for the nine months ended September 30, 2009, included a $12.2 million impairment on the remaining collateralized debt obligations, which were impaired to their fair value and sold in June 2009. Also, noninterest income for the period included $993,000 in lease termination fees and leasehold improvement write-offs for in-store banking centers closed during the nine months ended September 30, 2009, which are reported as losses on disposition of assets.
In the first quarter of 2009, we recognized a valuation adjustment of $211,000 to write down our mortgage servicing rights due to industry-wide increased prepayment speeds and lower interest rates. In the third quarter of 2009, we reversed $109,000 of this valuation adjustment as prepayment speeds slowed and interest rates increased. This resulted in a net valuation adjustment of $102,000 for the nine months ended September 30, 2009. Comparatively, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa, Inc. Class B stock in association with Visa’s initial public offering, with no similar transactions in 2009.
In June 2009, we recognized $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million. Fees of $1.2 million generated by our Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $1.4 million decrease in non-sufficient funds fees and a $308,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income is primarily due to a trend of lower volume in these types of transactions. Excluding the impairment related to collateralized debt obligations and the gain on sale of securities, non-interest income would have been $24.5 million, a 1.1% increase over the same time period in 2008.

Noninterest Expense. Noninterest expense increased by $5.6 million, or 11.0%, from $51.0 million for the nine months ended September 30, 2008, to $56.6 million for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Noninterest expense
Salaries and employee benefits	$35,655	$31,786	$3,869	12.2%
Advertising	975	1,899	(924)	-48.7%
Occupancy and equipment	4,538	4,113	425	10.3%
Outside professional services	1,425	1,588	(163)	-10.3%
Regulatory assessments	3,250	916	2,334	254.8%
Data processing	3,127	3,110	17	0.5%
Office operations	4,424	4,497	(73)	-1.6%
Deposit processing charges	666	755	(89)	-11.8%
Lending and collection	1,001	941	60	6.4%
Other	1,579	1,438	141	9.8%

	$56,640	$51,043	$5,597	11.0%

This increase in noninterest expense was primarily due to organic growth as we have opened multiple new locations over the past year and paid additional mortgage loan production incentives due to higher mortgage originations. Commissions and other bonuses paid to VPBM employees increased by $1.2 million from the nine months ended September 30, 2008, compared to the same period this year due to a $186.8 million increase in mortgage loans closed by VPBM. The increase in salary expense due to these commissions is more than offset by a $6.3 million increase in the net gain on sale of loans, which is reported in noninterest income.
Over the past year, the Company opened five new community bank offices in Northeast Tarrant County, Oak Cliff, Grapevine, West Frisco, and Wylie and added a new Purchase Program division in July 2008, resulting in additional salary expense of $1.1 million. This was offset by salary expense savings of $1.2 million due to the closure of nine in-store banking centers and a reduction in administrative staff during the nine months ended September 30, 2009. Since August 2008, VPBM has increased its salaried headcount by 16 employees, resulting in increased salary expense of $1.0 million.
Advertising expense decreased by $924,000, or 48.7%, as we shifted our focus to emphasize community marketing efforts rather than mass branding campaigns. Regulatory assessments expense increased by $2.3 million, or 254.8%, due to increased regulatory fees, which included a $1.1 million FDIC special assessment booked as expense in the second quarter of 2009. This special assessment, adopted in May 2009, assessed FDIC-insured banks five basis points on a base of total assets less Tier One capital. Occupancy and equipment expense increased by $425,000, or 10.3%, primarily due to increased rental expense of $341,000 attributable to additional loan production offices and five community bank offices opened over the past year.
Income Tax Expense. During the nine months ended September 30, 2009, we recognized income tax expense of $206,000 on our pre-tax income compared to income tax expense of $2.2 million for the nine months ended September 30, 2008. The variance in pre-tax income for the nine months ended September 30, 2009, compared to the same time period last year, caused the decline in income tax expense.
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
In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of September 30, 2009, the Company had an additional borrowing capacity of $620.4 million with the Federal Home Loan Bank of Dallas (FHLB). In addition to FHLB advances, the Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. Also, at September 30, 2009, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.

The Company has classified 65.0% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities. Participations in loans we originate, including portions of commercial real estate loans, are sold to manage borrower concentration risk as well as interest rate risk. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2009, the total approved loan commitments (including Purchase Program commitments) and unused lines of credit outstanding amounted to $209.8 million and $77.3 million, respectively, as compared to $127.7 million and $102.5 million, respectively, as of December 31, 2008. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $448.1 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
In September 2009, the FDIC proposed a Deposit Insurance Fund restoration plan that requires banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the plan, which would apply to all banks except those with liquidity problems, banks would be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning January 1, 2011, the base rate would increase by three basis points. The Company has the necessary liquidity to accommodate this prepayment of premiums and does not anticipate any material impact on its liquidity as a result of this change.
For the nine months ended September 30, 2009, cash and cash equivalents decreased by $423,000, or 1.3%, from $32.5 million as of December 31, 2008, to $32.1 million as of September 30, 2009. Cash used for operating activities of $166.1 million more than offset cash provided by investing activities of $43.7 million and cash provided by financing activities of $122.0 million. Primary sources of cash for the nine months ended September 30, 2009 included proceeds from the sale of loans held for sale of $3.94 billion (primarily related to our Purchase Program), increased deposits of $190.0 million, and maturities, prepayments and calls of available for sale securities of $276.1 million. Primary uses of cash for the nine months ended September 30, 2009, included loans originated or purchased for sale of $4.12 billion and purchases of securities totaling $458.6 million.
During the nine months ended September 30, 2008, cash and cash equivalents decreased by $38.8 million, or 52.8%, from $73.5 million at December 31, 2007, to $34.7 million at September 30, 2008. Cash used for investing activities of $373.5 million more than offset cash provided by operating activities of $16.3 million and cash provided by financing activities of $318.4 million. Primary sources of cash for the nine months ended September 30, 2008, included an increase in deposits of $58.4 million, proceeds from sales of loans held for sale of $202.5 million and proceeds from Federal Home Loan Bank advances of $261.0 million. Primary uses of cash included loans originated or purchased for sale of $205.4 million, purchases of held-to-maturity securities of $148.6 million and a net change in loans of $297.8 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2008 Annual Report on Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	September 30, 2009
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in Thousands)
Contractual obligations:
Federal Home Loan Bank advances	$69,091	$116,593	$66,958	$92,093	$344,735
Repurchase agreement	—	—	—	25,000	25,000
Operating leases (premises)	1,104	1,795	938	3,302	7,139

Total advances and operating leases	$70,195	$118,388	$67,896	$120,395	376,874

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	19,034
Commitments to originate loans	—	—	—	—	63,533
Unused commitment on Purchase Program loans	—	—	—	—	127,228
Unused lines of credit	—	—	—	—	77,287

Total loan commitments	—	—	—	—	287,082

Total contractual obligations and loan commitments					$663,956

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at September 30, 2009, the Bank exceeded these requirements as of that date. Consistent with our goal to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at September 30, 2009, the Bank was considered to be well-capitalized.

At September 30, 2009, the Bank’s GAAP equity totaled $182.8 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The Company’s equity totaled $201.6 million, or 8.6% of total assets, at September 30, 2009. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate. During the nine months ended September 30, 2009, the Company contributed $12.0 million in capital to the Bank. The Company completed the capital contribution to ensure that the Bank remained well-capitalized to support continued growth. The following table displays the Bank’s capital position relative to its OTS capital requirements at September 30, 2009, and December 31, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2009:
Total capital (to risk weighted assets)	$188,999	14.33%	$105,543	8.00%	$131,929	10.00%
Tier 1 (core) capital (to risk weighted assets)	179,404	13.60%	52,772	4.00%	79,157	6.00%
Tier 1 (core) capital (to adjusted total assets)	179,404	7.65%	93,805	4.00%	117,257	5.00%

As of December 31, 2008:
Total capital (to risk weighted assets)	$163,596	11.17%	$117,146	8.00%	$146,432	10.00%
Tier 1 (core) capital (to risk weighted assets)	154,856	10.58%	58,573	4.00%	87,859	6.00%
Tier 1 (core) capital (to adjusted total assets)	154,856	7.02%	88,258	4.00%	110,323	5.00%
Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of some investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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
The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of September 30, 2009, and December 31, 2008, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

As illustrated in the tables below, our NPV would be negatively impacted by a parallel, instantaneous, and sustained increase in market rates. Such an increase in rates would negatively impact NPV as a result of the duration of assets, including fixed rate residential mortgage loans, extending longer than the duration of liabilities, primarily deposit accounts and Federal Home Loan Bank borrowings. As interest rates rise, the market value of fixed rate loans declines due to both higher discount rates and anticipated slowing loan prepayments.
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

September 30, 2009
Change in
Interest
Rates in
Basis	Net Portfolio Value			NPV
Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)
300	131,442	(43,974)	(25.07)	5.96
200	149,504	(25,912)	(14.77)	6.63
100	165,335	(10,081)	(5.75)	7.17
—	175,416	—	—	7.47
(100)	177,141	1,725	0.98	7.43
(200)	186,424	11,008	6.28	7.70

December 31, 2008
Change in
Interest
Rates in
Basis	Net Portfolio Value			NPV
Points	$ Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)
300	116,243	(55,211)	(32.20)	5.61
200	138,395	(33,059)	(19.28)	6.51
100	158,694	(12,760)	(7.44)	7.28
—	171,454	—	—	7.70
(100)	173,147	1,693	0.99	7.65
(200)	171,964	510	0.30	7.48
The Bank’s NPV was $175.4 million, or 7.47%, of the market value of portfolio assets as of September 30, 2009, a $3.9 million increase from $171.5 million, or 7.70%, of the market value of portfolio assets as of December 31, 2008. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $25.9 million decrease in our NPV at September 30, 2009, a decrease from $33.1 million at December 31, 2008, and would result in an 84 basis point decrease in our NPV ratio to 6.63% at September 30, 2009, as compared to a 119 basis point decrease to 6.51% at December 31, 2008. An immediate 200 basis point decrease in market interest rates would result in a $11.0 million increase in our NPV at September 30, 2009, compared to $510,000 at December 31, 2008, and would result in a 23 basis point increase in our NPV ratio to 7.70% at September 30, 2009, as compared to a 22 basis point decrease in our NPV ratio to 7.48% at December 31, 2008.

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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate and commercial non-mortgage loans. At September 30, 2009, our loan portfolio included $468.0 million of commercial real estate loans and commercial non-mortgage loans, equal to approximately 41.4% of our total loan portfolio. We have been increasing, and intend to continue to increase, our origination of these types of loans throughout the remainder of 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.
Several of our borrowers have more than one commercial real estate loan outstanding with us, although our loan policy limits loans to one borrower or group of affiliated borrowers to $20 million. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to an one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans could hurt our earnings.

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

10.9
Amended and Restated ViewPoint Bank Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.10
ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2007 (File No. 001-32992))

10.11
Amendment to ViewPoint Bank 2007 Executive Officer Incentive Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.12
Form of promissory note between ViewPoint Financial Group and four lenders, totaling $10 million (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2009 (File No. 001-32992))

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

ViewPoint Financial Group (Registrant)
Date: November 3, 2009	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2009	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications