Form 10-K
period 2009-12-31
ViewPoint Financial Group
filed 2010-03-04
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $154.8 million as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.
There were issued and outstanding 24,929,157 shares of the Registrant’s common stock as of March 2, 2010.
DOCUMENTS INCORPORATED BY REFERENCE: None.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
FORM 10-K
December 31, 2009

PART I

Item 1.	Business
Special Note Regarding Forward-Looking Statements
When used in filings by ViewPoint Financial Group (“the Company”) with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in this Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
The Company is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form (which was originally chartered as a credit union in 1952); (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 57% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering. ViewPoint Financial Group has no significant assets other than all of the outstanding shares of common stock of ViewPoint Bank, its loan to the ViewPoint Bank Employee Stock Ownership Plan, liquid assets and certain borrowings.
On January 21, 2010, the boards of the Company, ViewPoint Bank and ViewPoint MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock. The reorganization and offering, which is subject to regulatory, shareholder and depositor approval, is expected to be completed during the summer of 2010. As part of the reorganization, ViewPoint Bank will become a wholly owned subsidiary of a to-be-formed stock corporation, ViewPoint Financial Group, Inc. Shares of common stock of the Company, other than those held by ViewPoint MHC, will be converted into shares of common stock in ViewPoint Financial Group, Inc. using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by ViewPoint MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of ViewPoint MHC. The Plan of Conversion and Reorganization of ViewPoint MHC was amended and restated on February 25, 2010 and is filed as an exhibit to this Form 10-K.

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
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as in secured and unsecured commercial non-mortgage and consumer loans. Additionally, we have an active program with mortgage banking companies that allows them to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company (the “Purchase Program”). We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
Market Areas
We are headquartered in Plano, Texas, and have 23 community bank offices in our primary market area, the Dallas/Fort Worth Metroplex. We also have 15 loan production offices located in the Dallas/Fort Worth Metroplex, as well as in Houston, San Antonio, Austin, and other Texas cities. (Please see Item 2 under Part 1 of this Annual Report on Form 10-K for location details.) Based on the most recent branch deposit data provided by the FDIC, we ranked third in deposit share in Collin County, with 9.3% of total deposits, and eleventh in the Dallas/Fort Worth Metropolitan Statistical Area, with 1.1% of total deposits.
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers, government employees and self-employed individuals. The population includes a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include financial services, manufacturing, education, health and social services, retail trades, transportation and professional services. Twenty-five companies headquartered in the Dallas/Fort Worth Metroplex were listed on the Fortune 500 list for 2009, giving our market area the fourth-highest concentration of such companies among U.S. metropolitan areas. Large employers headquartered in our market area include Exxon Mobil, AT&T, Kimberly-Clark, American Airlines, Centex, J.C. Penney, Dean Foods and Southwest Airlines.
For December 2009, our market area of the Dallas/Fort Worth Metroplex reported an unemployment rate (not seasonally adjusted) of 8.0%, compared to the national average of 9.7% (source is Bureau of Labor Statistics Local Area Unemployment Statistics Unemployment Rates for Metropolitan Areas, using the Dallas-Fort Worth-Arlington, Texas Metropolitan Statistical Area.) Housing prices in our primary market area, the Dallas/Fort Worth Metroplex, have remained relatively stable compared to the national average. From December 2004 to December 2009, the Standards and Poors/Case-Schiller Home Price Index for the Dallas metropolitan area has increased by 1.9%, while the U.S. National Home Price Index has declined by 16.5% during the same period. According to a February 20, 2010, Dallas Morning News article citing the Mortgage Bankers Association’s latest delinquency study, Texas’ mortgage delinquency rate of 10.3% for the fourth quarter of 2009 is slightly less than the national average of 10.4%. However, only 2% of Texas mortgages were in foreclosure during the fourth quarter of 2009, less than half the national average of 4.6%.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four- family	$440,847	39.30%	$498,961	39.92%	$332,780	36.40%	$282,918	29.21%	$270,891	25.25%
Commercial	453,604	40.44	436,483	34.92	251,915	27.56	179,635	18.55	99,334	9.26
Home equity	97,226	8.67	101,021	8.08	85,064	9.31	83,899	8.66	85,365	7.96
Construction	7,074	0.63	503	0.04	225	0.02	5,181	0.54	1,033	0.10

Total real estate loans	998,751	89.04	1,036,968	82.96	669,984	73.29	551,633	56.96	456,623	42.57

Other loans:
Consumer loans:
Automobile indirect	10,711	0.96	38,837	3.11	104,156	11.39	219,147	22.63	364,046	33.94
Automobile direct	57,186	5.10	73,033	5.84	98,817	10.81	151,861	15.68	196,254	18.29
Other secured	12,217	1.09	14,107	1.13	12,626	1.38	14,678	1.52	18,263	1.70
Lines of credit/unsecured	14,781	1.32	15,192	1.21	16,351	1.79	21,284	2.20	28,804	2.68

Total consumer loans	94,895	8.47	141,169	11.29	231,950	25.37	406,970	42.03	607,367	56.61

Commercial non-mortgage	27,983	2.49	71,845	5.75	12,278	1.34	9,780	1.01	8,813	0.82

Total loans	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%	968,383	100.00%	1,072,803	100.00%

Less:
Deferred fees and discounts	(1,160)		(1,206)		603		3,576		8,061
Allowance for loan losses	(12,310)		(9,068)		(6,165)		(6,507)		(7,697)

Total loans receivable, net	$1,108,159		$1,239,708		$908,650		$965,452		$1,073,167

Loans held for sale	$341,431		$159,884		$13,172		$3,212		$2,306

The following table shows the composition of our loan portfolio by fixed and adjustable rate as of the dates indicated. Of the $341.4 million of loans held for sale at December 31, 2009, $311.4 million are Purchase Program loans purchased for sale under our standard loan participation agreement. Purchase Program loans adjust with changes to the daily London Interbank Offering Rate (“LIBOR”). These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate, which is based on the underlying mortgage loan as contracted and disclosed in the pricing schedule of each Purchase Program client, ranges between 2.00% and 3.00% per annum, which results in a minimum total rate for Purchase Program loans of 4.50%.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Real estate loans:
One- to four- family	$312,842	27.89%	$375,421	30.04%	$302,193	33.06%	$247,910	25.60%	$227,667	21.22%
Commercial	284,741	25.39	271,830	21.75	179,826	19.67	140,797	14.54	66,622	6.21
Home equity	75,336	6.72	84,124	6.73	70,643	7.73	68,795	7.10	68,050	6.35
Construction	—	—	—	—	—	—	1,660	0.17	30	0.01

Total real estate loans	672,919	60.00	731,375	58.52	552,662	60.46	459,162	47.41	362,369	33.79

Other loans:
Consumer loans:
Automobile indirect	10,711	0.96	38,837	3.11	104,156	11.39	219,115	22.63	364,046	33.94
Automobile direct	57,186	5.10	73,033	5.84	98,817	10.81	151,816	15.68	196,254	18.29
Other secured	4,844	0.43	5,238	0.42	5,454	0.60	7,050	0.73	8,999	0.84
Lines of credit/unsecured	3,361	0.30	3,456	0.27	4,168	0.46	7,652	0.79	11,158	1.04

Total consumer loans	76,102	6.79	120,564	9.64	212,595	23.26	385,633	39.83	580,457	54.11

Commercial non-mortgage	10,901	0.97	10,213	0.82	9,359	1.02	7,979	0.82	5,004	0.47

Total fixed rate loans	759,922	67.76	862,152	68.98	774,616	84.74	852,774	88.06	947,830	88.37

Adjustable rate loans:
Real estate loans:
One- to four- family	128,005	11.41	123,540	9.88	30,587	3.34	35,008	3.61	43,224	4.03
Commercial	168,863	15.05	164,653	13.17	72,089	7.89	38,838	4.01	32,712	3.05
Home equity	21,890	1.95	16,897	1.35	14,421	1.58	15,104	1.56	17,315	1.61
Construction	7,074	0.63	503	0.04	225	0.02	3,521	0.37	1,003	0.09

Total real estate loans	325,832	29.04	305,593	24.44	117,322	12.83	92,471	9.55	94,254	8.78

Other loans:
Consumer loans:
Automobile indirect	—	—	—	—	—	—	32	—	—	—
Automobile direct	—	—	—	—	—	—	45	—	—	—
Other secured	7,373	0.66	8,869	0.71	7,172	0.78	7,628	0.79	9,264	0.86
Lines of credit/unsecured	11,420	1.02	11,736	0.94	12,183	1.33	13,632	1.41	17,646	1.64

Total consumer loans	18,793	1.68	20,605	1.65	19,355	2.11	21,337	2.20	26,910	2.50

Commercial non-mortgage	17,082	1.52	61,632	4.93	2,919	0.32	1,801	0.19	3,809	0.35

Total adjustable rate loans	361,707	32.24	387,830	31.02	139,596	15.26	115,609	11.94	124,973	11.63

Total loans	1,121,629	100.00%	1,249,982	100.00%	914,212	100.00%	968,383	100.00%	1,072,803	100.00%

Less:
Deferred fees and discounts	(1,160)		(1,206)		603		3,576		8,061
Allowance for loan losses	(12,310)		(9,068)		(6,165)		(6,507)		(7,697)

Total loans receivable, net	$1,108,159		$1,239,708		$908,650		$965,452		$1,073,167

Loans held for sale	$341,431		$159,884		$13,172		$3,212		$2,306

The following schedule illustrates the contractual maturity of our loan portfolio (not including loans held for sale) at December 31, 2009. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four- Family
	and Commercial Real
	Estate		Real Estate Construction		Consumer		Commercial Non-Mortgage		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2010 [1]	$30,349	6.32%	$6,195	5.82%	$26,554	7.23%	$16,252	6.33%	$79,350	6.53%
2011	51,918	6.61	—	—	15,959	7.06	2,388	6.02	70,265	6.69
2012	54,749	6.59	879	6.00	15,577	7.11	2,280	4.64	73,485	6.63
2013 to 2014	101,231	6.76	—	—	32,063	6.62	3,509	6.00	136,803	6.71
2015 to 2019	255,938	6.32	—	—	4,012	7.15	3,348	6.87	263,298	6.34
2020 to 2024	89,839	5.82	—	—	719	8.43	206	5.78	90,764	5.84
2025 and following	407,653	5.83	—	—	11	5.88	—	—	407,664	5.83

Total	$991,677		$7,074		$94,895		$27,983		$1,121,629

[1]	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after December 31, 2010, which have predetermined interest rates is $716.2 million. The total amount of loans due after December 31, 2010, which have floating or adjustable interest rates is $326.1 million.
Lending Authority. Residential real estate loans up to $1.5 million may be approved by our Chief Banking Officer. Our Chief Executive Officer may approve loans up to $2.0 million. The management loan committee generally may approve loans up to $5.0 million and may approve Purchase Program relationships up to $20 million. Loans over these amounts must be approved by the Loan Committee of the Board of Directors. Loans outside our general underwriting guidelines must be approved by the Board of Directors.
At December 31, 2009, the maximum amount under federal regulation that we could lend to any one borrower and the borrower’s related entities was approximately $30.2 million. Our five largest lending relationships are with commercial borrowers and totaled $85.2 million in the aggregate, or 7.6% of our $1.12 billion loan portfolio at December 31, 2009. The largest relationship at December 31, 2009 consisted of $18.3 million in two loans secured by three office buildings located in Austin, TX. The next four largest lending relationships at December 31, 2009, were as follows: $17.8 million in two loans secured by four office buildings located in Desoto, TX, and Austin, TX, $16.7 million in three loans secured by six office buildings located in Houston, TX, $16.6 million in two loans secured by one office building located in Shreveport, LA and one industrial building located in Rockford, IL, and $15.8 million in eight loans secured by retail centers located in Gainesville, TX, Abilene, TX, Henderson, TX, Jacksonville, TX, Crockett, TX, and Terrell, TX and a shopping mall located in Nacogdoches, TX. One of the eight loans in this relationship, a retail center located in Abilene with an outstanding principal balance of $955,000, was classified as a “watch” loan at December 31, 2009. This loan was current and performing at December 31, 2009, but was classified due to low occupancy and low debt service coverage. At December 31, 2009, none of the other above referenced loans were classified and all were performing according to their stated terms. At December 31, 2009, we had 55 additional relationships that exceeded $2.0 million, for a total amount of $326.9 million. None of these loans was more than 30 days delinquent at December 31, 2009.
One- to Four-Family Real Estate Lending. We primarily originate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. We originate one- to four-family residential mortgage loans through our wholly owned subsidiary, ViewPoint Bankers Mortgage, Inc. (“VPBM”). All of the one- to four-family loans we originate are funded by us and either retained in our portfolio or sold into the secondary market. We sell a majority of our residential mortgage loans on a servicing released basis. See “Loan Originations, Purchases, Sales, Repayments and Servicing.” An evaluation is conducted at the time of origination based on yield, term, price and servicing released premium to determine if the loan is to be sold or retained. Sales of one- to four-family real estate loans can increase liquidity, provide funds for additional lending activities, and generate income.

At December 31, 2009, one- to four-family residential mortgage loans (which included a limited amount of home improvement and construction loans) totaled $447.0 million, or 39.9% of our gross loan portfolio, of which $312.8 million were fixed rate loans and $134.2 million were adjustable rate loans. In 2009, the Company sold $629.9 million, or 90.5%, of the one- to four-family loans it originated to investors. These loans were sold servicing released. The remainder of one- to four-family loans originated were retained in the Company’s loan portfolio.
We generally underwrite one- to four-family owner-occupied loans based on the applicant’s ability to repay. This includes evaluating their employment, credit history and the appraised value of the subject property. We lend up to 95% of the lesser of the appraised value or purchase price for one- to four-family residential loans, and up to 80% for non-owner-occupied residential loans. For certain Federal Housing Administration (“FHA”) loans, we generally lend up to 96.5% with FHA insurance. For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to mitigate the higher risk level associated with higher loan-to-value loans. Properties securing our one- to four-family loans are appraised by independent fee appraisers who are selected in accordance with industry and regulatory standards. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary.
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
In 2009, we originated $647.0 million of one- to four-family fixed rate mortgage loans and $48.7 million of one- to four-family adjustable rate mortgage (ARM) loans (which included a limited amount of home improvement and construction loans). All ARM loans are offered with annual adjustments that begin after the initial reset date, which is typically five or seven years, and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We use a variety of indices to reprice our ARM loans. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. As of December 31, 2009, 81% of our ARM loans will reset in the next five years.
ARM loans generally pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. Our loans, which are generally underwritten using guidelines established by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the U.S. Department of Housing and Urban Development (“HUD”) and other mortgage investors, are readily saleable to investors. Our real estate loans generally contain a “due on sale” clause, allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. In 2009, the average size of our one- to four-family residential loans at origination was approximately $188,000, while the average size of the one- to four-family residential loans in our portfolio at December 31, 2009, was approximately $129,000.
We originate residential construction loans primarily to individuals for the construction and acquisition of personal residences. At December 31, 2009, we had $6.2 million in outstanding balances on residential construction loans with an additional $5.7 million of outstanding commitments to make residential construction loans. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months.
At the end of the construction phase, the residential construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender. Residential construction loans can be made with a maximum loan-to-value ratio of 90%. Before making a commitment to fund a residential construction loan, we require an “as-complete” appraisal of the property by an independent licensed appraiser. We periodically review and inspect each property prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Residential construction lending is generally considered to involve a higher degree of credit risk than longer-term financing on existing, owner-occupied real estate. Risk of loss on a residential construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimated construction costs are inaccurate, we may be required to advance funds beyond the amount originally committed in order to ensure completion and protect the value of the property. This scenario can also lead to a project that, when completed, has a value that is below the cost of construction.

Purchase Program. Our Purchase Program enables our mortgage banking company customers to close conforming one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We initiated the Purchase Program in July 2008 and began funding these types of loans in October 2008. At December 31, 2009, the Purchase Program had 22 clients, compared to eight clients at December 31, 2008. The approved maximum borrowing amounts for our existing Purchase Program clients ranged from $10.0 million to $30.0 million at December 31, 2009. During 2009, the average daily outstanding balance per client was $11.7 million. The underwriting standards for Purchase Program relationships include a minimum tangible net worth of $2.0 million and a requirement for personal guarantees and historical profitability of the mortgage banking company client. Purchase Program fundings, which are made under our standard loan participation agreement, are secured by one- to four-family mortgage loans and are classified as mortgage loans held for sale. This type of lending has a lower risk profile than other one- to four-family loans because the loans are conforming one- to four-family real estate loans that are sold to an approved investor with specific curtailments. If the loan is not sold within 90 days, the mortgage banking company client is required to take back the loan. A significant portion of Purchase Program loan production consists of FHA-insured loans.
At December 31, 2009, Purchase Program loans totaled $311.4 million. During 2009, the Company purchased $5.24 billion in mortgage loans made under these loan participation agreements. Purchase Program loans adjust with changes to the daily LIBOR. These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate, which is based on the underlying mortgage loan as contracted and disclosed in the pricing schedule of each Purchase Program client, ranges between 2.00% and 3.00% per annum, which results in a minimum total rate for Purchase Program loans of 4.50%. All loans in this portfolio were performing at December 31, 2009.
Commercial Real Estate Lending. We offer a variety of commercial real estate loans. These loans are generally secured by commercial, income-producing, multi-tenanted properties located in our market area or elsewhere in Texas. These properties include office buildings, retail centers, light industrial facilities, warehouses and multifamily properties. This category also includes small business real estate loans for owner-occupied or single tenant properties. At December 31, 2009, commercial real estate loans (including a limited amount of construction loans) totaled $454.5 million, or 40.5% of our gross loan portfolio. Our commercial real estate loans are originated internally by our Commercial Real Estate Lending and Business Lending departments.
Our loans secured by commercial real estate are generally originated with a fixed interest rate for terms between three and ten years, 25 to 30-year amortization periods and balloon payments due at maturity. Most loans with a fixed interest rate are generally originated with a term of five years or less. Commercial real estate adjustable rate loans generally have fixed rates for the first three to five years, then have a one-time rate adjustment to a new fixed rate for the remaining term (generally an additional three to five years.) Loan-to-value ratios on our commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. At December 31, 2009, the average loan-to-value ratio of our commercial real estate portfolio was 59.3%, using the current loan balances and collateral values at origination (or adjusted values for those properties which have required updated appraisals as a result of loan modification requests or evaluations of classified assets.) Loans for non-owner-occupied properties are generally originated without recourse to the borrower, except in cases of breach of representation, warranty or covenant, and at lower loan-to-value ratios. Loans for owner-occupied or single tenant properties may have higher loan-to-value ratios, but generally require personal recourse. At December 31, 2009, $24.4 million, or 5.4%, of the $454.5 million commercial real estate portfolio was owner-occupied. The below table illustrates our commercial real estate portfolio by collateral type and loan-to-value ratio based on most recent data available.

Property Type	$ Amount	% of Total	LTV
(Dollars in Thousands)
Office	$200,144	44.12%	62.1%
Retail	135,384	29.84	60.7
Industrial	39,456	8.70	60.9
Office/Warehouse	27,698	6.10	63.0
Storage Facility	12,268	2.70	45.9
Mixed Use	9,060	2.00	30.7
Hotel	7,484	1.65	67.2
Medical Office	5,981	1.32	52.7
Mobile Home Park	5,921	1.31	50.8
Multifamily	3,890	0.86	62.3
Church	3,837	0.85	43.1
Other	2,481	0.55	52.2

	$453,604	100.00%	59.3%

Loans secured by commercial real estate are generally underwritten based on the net operating income of the property and the financial strength of the borrower/guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally require an assignment of rents and leases to ensure that the cash flow from the property will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state certified or licensed fee appraisers. See “Loan Originations, Purchases, Sales, Repayments and Servicing.”
We generally maintain an insurance and/or tax escrow for loans on non-owner-occupied properties; however, we generally do not require them for owner-occupied properties. Loans over $250,000 that are secured by owner-occupied properties are monitored through an insurance tracking service, and the tax information for all commercial real estate loans is pulled annually to ensure that real estate taxes are current. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide annual financial information.
Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality — Non-performing Assets.” Our largest commercial real estate lending relationship at December 31, 2009, consisted of two loans that totaled $18.3 million which are secured by three office buildings in Austin, Texas. At December 31, 2009, this relationship was performing in accordance with its terms.
Home Equity Lending. Our home equity loans totaled $97.2 million and comprised 8.7% of our gross loan portfolio at December 31, 2009, including $21.9 million of home equity lines of credit. Most of our home equity loans are secured by Texas real estate. Under Texas law, home equity borrowers are allowed to borrow a maximum of 80% (combined loan-to-value of the first lien, if any, plus the home equity loan) of the fair market value of their primary residence. The same 80% combined loan-to-value maximum applies to home equity lines of credit, which are further limited to 50% of the fair market value of the home. As a result, our home equity loans and home equity lines of credit have low loan-to-value ratios compared to similar loans in other states. Home equity lines of credit are originated with an adjustable rate of interest, based on the Wall Street Journal Prime (“Prime”) rate of interest plus a margin, or with a fixed rate of interest.
Home equity lines of credit have up to a ten year draw period and amounts may be reborrowed after payment at any time during the draw period. Once the draw period has lapsed, the payment is amortized over a ten year period based on the loan balance at that time. At December 31, 2009, unfunded commitments on these lines of credit totaled $19.7 million.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by savings deposits. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market areas. At December 31, 2009, our consumer loan portfolio totaled $94.9 million, or 8.5% of our gross loan portfolio.
We originate automobile loans on a direct basis only. Automobile loans totaled $67.9 million at December 31, 2009, or 6.1% of our gross loan portfolio, with $57.2 million in direct loans and $10.7 million in indirect loans. As a result of our conversion from a credit union to a federally chartered savings bank, we have diversified our loan portfolio to become less reliant on automobile loans, leading to the decline in direct and indirect automobile loan balances from prior years. We discontinued our indirect automobile lending program in 2007, and as a result, our indirect automobile loan portfolio has declined by $353.3 million, or 97.1%, since December 31, 2005. New automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer’s suggested retail price for new auto loans and of the National Automobile Dealers Association (“NADA”) retail value for used auto loans.
We follow our internal underwriting guidelines in evaluating direct automobile loans, which includes a minimum credit score of 660. Our indirect automobile loans were underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines. At December 31, 2009, the average credit score of our automobile portfolio at origination was 735.
We also originate unsecured consumer loans. At December 31, 2009, our unsecured consumer loans totaled $14.8 million, or 1.3% of our gross loan portfolio. These loans have either a fixed rate of interest for a maximum term of 48 months or are revolving lines of credit with an adjustable rate of interest tied to the Prime rate of interest. At December 31, 2009, unfunded commitments on our unsecured lines of credit totaled $42.1 million, and the average outstanding balance on our lines was approximately $4,000.
Consumer loans generally have short terms to maturity, which reduce our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by providing the opportunity to cross-sell additional products.
Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In the case of automobile loans, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial Non-Mortgage Lending. At December 31, 2009, commercial non-mortgage loans totaled $28.0 million, or 2.5% of our gross loan portfolio. Our commercial non-mortgage lending activities encompass loans with a variety of purposes and security, including loans to finance business working capital, commercial vehicles and equipment, as well as lines of credit.
Approximately $9.2 million of our commercial non-mortgage loans are unsecured. Our commercial non-mortgage lending policy includes requirements related to credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. A review of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on both our secured and unsecured commercial non-mortgage loans.

Unlike one- to four-family mortgage loans, commercial non-mortgage loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and, therefore, are of higher credit risk. Commercial non-mortgage loans are generally secured by business assets, such as accounts receivable, inventory, equipment and commercial vehicles. To the extent that the collateral depreciates over time, the collateral may be difficult to appraise and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial non-mortgage loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions.) The majority of our commercial non-mortgage loans are to borrowers in our market area. We intend to continue our commercial non-mortgage lending within this geographic area. At December 31, 2009, we had 29 commercial non-mortgage loans with outstanding principal balances of greater than $100,000; none of these loans was delinquent or classified at that date.
Warehouse Lines of Credit. From July 2008 to August 2009, we originated warehouse lines of credit to mortgage banking companies in the form of participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated in conjunction with other banks. These warehouse lines of credit were classified as secured commercial lines of credit. The income generated by this program assisted in funding our new Purchase Program. As the Purchase Program began to season, we decided to discontinue participating in warehouse lines of credit originated by others and instead focus on serving mortgage banking companies directly though our Purchase Program, due to the added benefits these direct relationships bring.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed rate and adjustable rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. These fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees for late payments and other miscellaneous services totaled $628,000, $853,000 and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decline in fees for late payments and other services is primarily due to the decline in our consumer lending portfolio.
We also may purchase whole loans and loan participations from other financial institutions. These purchase transactions are governed by participation agreements entered into by the originators and participant (ViewPoint Bank) containing guidelines as to ownership, control and servicing rights, among others. The originators may retain all rights with respect to enforcement, collection and administration of the loan. This may limit our ability to control our credit risk when we purchase participations in these loans. For instance, we may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans. At December 31, 2009, approximately $57.8 million, or 5.2% of our total loan portfolio, consisted of purchased loans or loan participations. At December 31, 2009, $41.4 million of purchased loans consisted of one- to four- family real estate loan pools purchased from Bank of America (formerly Countrywide) and Citimortgage (formerly ABN Amro,) while $16.4 million consisted of individual participations in commercial real estate loans. At December 31, 2009, the delinquency percentage for loans 30 to 89 days delinquent for purchased one- to four- family real estate loans was 4.41%, compared to 1.54% for one- to four- family real estate loans originated by the Company.
From time to time we sell non-residential loan participations to private investors, including other banks, thrifts and credit unions (participants). These sales transactions are governed by participation agreements entered into by the originator (ViewPoint Bank) and participants containing guidelines as to ownership, control and servicing rights, among others. We retain servicing rights for these participations sold. These participations are generally sold without recourse, except in cases of breach of representation, warranty or covenant.
We also sell whole residential real estate loans to private investors, such as other banks, thrifts and mortgage companies, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. The sale amounts generally produce gains to us and, on loans sold to Fannie Mae, allow for a servicing fee on loans when the servicing is retained by us. Residential real estate loans are currently being sold on a servicing released basis.

Sales of one- to four- family real estate loans originated by VPBM and participations in commercial real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained or a servicing release premium when servicing is sold, provide funds for additional lending and other investments, and increase liquidity. The volume of loans sold in 2009 and 2008 increased due to the growth of our Purchase Program and an increase in loans originated and sold by VPBM.
Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. Net gains and transfer fees on sales of loans for 2009, 2008, and 2007 were $16.6 million, $9.4 million and $1.3 million, respectively.
The Asset/Liability Management Committee directs the Bank’s mortgage secondary marketing unit to evaluate, in accordance with guidelines, whether to keep loans in portfolio, sell with a servicing release premium, or sell with servicing retained based on price, yield and duration. We held servicing rights of approximately $872,000 at December 31, 2009, and $1.4 million and $1.6 million at December 31, 2008 and 2007, respectively, for loans sold to others. The servicing of these loans generated net servicing fees to us for the years ended December 31, 2009, 2008 and 2007 of $239,000, $252,000 and $305,000, respectively. At December 31, 2009, ViewPoint Bank serviced $395.5 million of loans for others that were not reported as assets. ViewPoint Bank held servicing rights on $145.8 million of these loans. The remaining $249.7 million consisted of mortgage loan portfolios subserviced for third parties; no mortgage servicing asset was recorded related to these loans as ViewPoint Bank does not own such rights.

The following table shows the loan origination, purchase, sales and repayment activities (including loans held for sale) of ViewPoint Bank for the periods indicated.

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Originations by type:
Adjustable rate loans:
Real estate loans:
One- to four- family	$37,998		$109,124		$5,975
Construction	10,664		3,753		900
Commercial	7,134		106,756		42,848
Home equity	11,095		8,939		3,064

Total real estate loans	66,891		228,572		52,787

Other loans:
Consumer:
Automobile indirect	—		—		—
Automobile direct	—		—		—
Other secured	3,778		1,278		5,621
Lines of credit/unsecured	617		1,155		703

Total consumer loans	4,395		2,433		6,324
Commercial non-mortgage	38,682	[1]	105,905	[1]	4,489

Total adjustable rate loans	109,968		336,910		63,600

Fixed rate loans:
Real estate loans:
One- to four- family	647,014		393,927		121,209
Construction	—		—		—
Commercial	61,019		159,303		75,655
Home equity	12,394		34,599		24,276

Total real estate loans	720,427		587,829		221,140

Other loans:
Consumer:
Automobile indirect	—		—		181
Automobile direct	25,626		31,643		27,216
Other secured	2,680		2,882		2,299
Lines of credit/unsecured	2,556		2,881		2,241

Total consumer loans	30,862		37,406		31,937
Commercial non-mortgage	4,853		8,692		3,767

Total fixed rate loans	756,142		633,927		256,844

Total loans originated	866,110		970,837		320,444

Purchases:
Real estate loans:
One- to four- family	5,242,511	[2]	296,572	[2]	44,407
Commercial	—		3,376		1,160

Total loans purchased	5,242,511		299,948		45,567

Sales and Repayments:
Real estate loans:
One- to four- family	5,561,052	[2]	444,506	[2]	77,418
Commercial	29,322		30,200		1,128
Other loans:
Consumer	3,418		813		4,012

Total loans sold	5,593,792		475,519		82,558
Principal repayments	461,635		312,784		327,664

Total reductions	6,055,427		788,303		410,222

Increase (decrease) in other items, net	(3,196)		(4,712)		(2,631)

Net increase (decrease)	$49,998		$477,770		$(46,842)

[1]	Includes warehouse lines of credit, which are classified as secured commercial lines of credit.

[2]	Includes Purchase Program loans.

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
Delinquent commercial non-mortgage loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The collections department also works with the commercial loan officers to see that the necessary steps are taken to collect delinquent loans, while ensuring that standard delinquency notices and letters are mailed to the borrower. No later than 30 days past the due date, a collection officer takes over the loan for further collection activities. In addition, we have a management loan committee that meets as needed and reviews past due and classified commercial real estate loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be reached, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2009.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate loans:
One- to four- family	26	$3,749	0.85%	30	$6,080	1.38%	56	$9,829	2.23%
Commercial	—	—	—	1	901	0.20	1	901	0.20
Home equity	6	80	0.08	6	415	0.43	12	495	0.51

Total real estate loans	32	3,829	0.38	37	7,396	0.74	69	11,225	1.12

Other loans:
Consumer loans:
Automobile indirect	9	41	0.38	9	66	0.62	18	107	1.00
Automobile direct	9	51	0.09	7	88	0.15	16	139	0.24
Other secured	1	1	0.01	—	—	—	1	1	0.01
Lines of credit/unsecured	12	34	0.23	20	116	0.78	32	150	1.01

Total consumer loans	31	127	0.13	36	270	0.29	67	397	0.42

Commercial non-mortgage	1	44	0.16	—	—	—	1	44	0.16

Total loans	64	$4,000	0.36%	73	$7,666	0.68%	137	$11,666	1.04%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan warrant placing the loan on nonaccrual status. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as nonaccruing loans, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, the Company removes the troubled debt restructuring from nonaccrual status. When the loan has performed according to its modified terms for one year, it is no longer considered a troubled debt restructuring. At December 31, 2009, $4.8 million of troubled debt restructurings were classified as nonaccrual, including $4.7 million of commercial real estate loans.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccruing loans:
One- to four- family real estate	$6,151	$1,423	$689	$—	$139
Commercial real estate	4,682	—	989	—	—
Home equity	418	173	22	72	77
Automobile indirect	124	190	185	207	1,084
Automobile direct	136	124	86	145	223
Consumer other secured	4	5	1	—	903
Consumer lines of credit/unsecured	116	128	63	177	136
Commercial non-mortgage	44	174	67	703	30

Total	11,675	2,217	2,102	1,304	2,592

Accruing loans more than 90 days delinquent:
Automobile direct	—	—	—	30	—

Total	—	—	—	30	—

Troubled debt restructurings:
One- to four- family real estate	343	93	—	—	—
Commercial real estate	—	1,796	—	—	—
Home equity	113	67	—	—	—
Automobile indirect	162	231	607	592	—
Automobile direct	185	209	759	1,365	1,669
Consumer other secured	—	—	5	4	86
Consumer lines of credit/unsecured	96	132	40	76	248
Commercial non-mortgage	79	—	—	—	—

Total	978	2,528	1,411	2,037	2,003

Foreclosed assets:
One- to four- family real estate	462	718	615	460	50
Commercial real estate	3,455	843	—	—	—
Automobile indirect	—	56	212	146	310
Automobile direct	—	24	13	45	159
Other consumer	—	3	—	—	—
Commercial non-mortgage	—	—	—	4	—

Total	3,917	1,644	840	655	519

Total non-performing assets	$16,570	$6,389	$4,353	$4,026	$5,114

Total non-performing assets as a percentage of total assets	0.70%	0.29%	0.26%	0.26%	0.36%
Total non-performing loans as a percentage of total loans	1.13%	0.38%	0.38%	0.35%	0.43%
For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $670,000. The amount that was included in interest income on these loans was $112,000. At December 31, 2009, $12.6 million in non-performing loans were individually impaired; $738,000 of the allowance for loan losses was allocated to impaired loans at period-end. A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreements. Troubled debt restructurings are also considered impaired. Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Please see “Comparison of Financial Condition at December 31, 2009, and December 31, 2008 - Loans” contained in Item 7 of this report for more information.

Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding the non-performing assets set forth in the table above, as of December 31, 2009, there was an aggregate of $19.7 million of these loans compared to $18.4 million as of December 31, 2008. Of the $19.7 million, eight commercial real estate loans totaling $17.0 million were not delinquent at December 31, 2009, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “watch” or “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses.
Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses of those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances. The Company’s classified assets and loss allowances reflect reviews by the OTS in 2009.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 7.9% of our equity capital and 0.68% of our assets at December 31, 2009, compared to 6.3% of our equity capital and 0.56% of our assets at December 31, 2008. The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)
Loss	$—	$—
Doubtful	4,153	1,106
Substandard	12,049	11,186	[1]

Total	$16,202	$12,292

[1]	The 2008 substandard amount includes $7.9 million in collateralized debt obligations. See “Investment Activities” for a discussion of these securities.

Excluding the $7.9 million in collateralized debt obligations reported in Classified Assets at December 31, 2008, classified assets increased by $11.8 million, to $16.2 million at December 31, 2009, from $4.4 million at December 31, 2008. This increase was primarily due to a $6.7 million increase in individually impaired substandard loans and a $3.0 million increase in individually impaired doubtful loans. Substandard and doubtful one- to four- family real estate loans increased by $4.9 million, while substandard and doubtful commercial real estate loans increased by $4.7 million. Also, other real estate owned, which is rated as substandard, increased by $2.4 million due to the October 2009 foreclosure of an office building with a carrying value of $2.6 million.
Allowance for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.
Large groups of smaller balance homogeneous loans, such as consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate and housing price and inventory levels specific to our market area. Larger non-homogeneous loans, such as large commercial and residential real estate loans, are evaluated individually, and specific loss allocations are provided for these loans when management has concerns about the borrowers’ ability to repay.
At December 31, 2009, our allowance for loan losses was $12.3 million, or 1.10% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated credit losses in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses. Allowance for loan losses for construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$9,068	$6,165	$6,507	$7,697	$8,424

Charge-offs:
Real estate loans:
One- to four- family	460	164	120	83	127
Commercial	835	180	—	—	—
Home equity	54	41	32	62	43

Total real estate loans	1,349	385	152	145	170

Other loans:
Consumer loans:
Automobile indirect	917	1,493	2,251	2,670	4,575
Automobile direct	530	424	620	518	678
Other secured	23	39	31	21	869
Lines of credit/unsecured	1,456	1,232	1,862	1,510	754

Total consumer loans	2,926	3,188	4,764	4,719	6,876

Commercial non-mortgage	720	453	164	102	204

Total charge-offs	4,995	4,026	5,080	4,966	7,250

Recoveries:
Real estate loans:
One- to four- family	32	13	14	29	—
Commercial	—	—	—	—	—
Home equity	—	4	13	39	—

Total real estate loans	32	17	27	68	—

Other loans:
Consumer loans:
Automobile indirect	219	305	700	744	102
Automobile direct	106	142	305	230	72
Other secured	1	23	14	8	102
Lines of credit/unsecured	190	249	376	156	127

Total consumer loans	516	719	1,395	1,138	403

Commercial non-mortgage	37	22	48	5	—

Total recoveries	585	758	1,470	1,211	403

Net charge-offs	4,410	3,268	3,610	3,755	6,847
Additions charged to operations	7,652	6,171	3,268	2,565	6,120

Balance at end of period	$12,310	$9,068	$6,165	$6,507	$7,697

Ratio of net charge-offs during the period to average loans outstanding during the period	0.31%	0.30%	0.39%	0.37%	0.63%
Ratio of net charge-offs during the period to average non-performing assets	38.42%	60.85%	86.16%	82.17%	99.84%
Allowance as a percentage of non-performing loans	97.29%	191.11%	175.49%	193.03%	167.51%
Allowance as a percentage of total loans (end of period)	1.10%	0.73%	0.67%	0.67%	0.72%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family	$2,553	39.85%	$1,675	39.96%	$1,201	36.40%	$449	29.33%	$311	25.35%
Commercial	6,457	40.52	4,175	34.92	2,597	27.58	2,025	18.97	659	9.26
Home equity	556	8.67	460	8.08	170	9.31	182	8.66	86	7.96
Consumer loans:
Automobile indirect	262	0.96	503	3.11	946	11.39	2,232	22.63	3,608	33.94
Automobile direct	374	5.10	262	5.84	278	10.81	526	15.68	1,848	18.29
Other secured	25	1.09	15	1.13	13	1.38	9	1.52	364	1.70
Lines of credit/unsecured	701	1.32	639	1.21	626	1.79	694	2.20	592	2.68
Commercial non-mortgage	1,382	2.49	1,339	5.75	334	1.34	390	1.01	229	0.82

Total	$12,310	100.00%	$9,068	100.00%	$6,165	100.00%	$6,507	100.00%	$7,697	100.00%

Investment Activities
Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated — ViewPoint Bank” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.
The Executive Vice President/Chief Financial Officer delegates the basic responsibility for the management of our investment portfolio to the Vice President/Director of Finance, subject to the direction and guidance of the Asset/Liability Management Committee. The Vice President/Director of Finance considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The amount, mix, and maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to optimize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment securities currently consist primarily of agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. agency notes, bonds from government sponsored enterprises, such as Freddie Mac, Fannie Mae, Ginnie Mae, and the Small Business Administration, and municipal bonds. These securities are of high quality, possess minimal credit risk and have an aggregate market value in excess of total amortized cost as of December 31, 2009. For more information, please see Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this report and “Asset/Liability Management” under Item 7A of this report.
In 2009, the Company recognized a $12.2 million pre-tax charge for the other-than-temporary decline in the fair value of collateralized debt obligations, which occurred prior to their sale. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reducing their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June 2009 valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the second quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities.
The sale of the collateralized debt obligation securities occurred in the second quarter of 2009. It generated proceeds of $224,000 with no gain or loss recognized on the sale.
As a member of the Federal Home Loan Bank of Dallas, we had $14.1 million in stock of the Federal Home Loan Bank of Dallas at December 31, 2009. For the year ended December 31, 2009, we received $16,000 in dividends from the Federal Home Loan Bank of Dallas.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2009, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States GSEs.

	December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Available for sale:
US Government and Agency bonds	$47,994	$47,438	$18,502	$18,740	$35,006	$35,152
SBA Pools	6,565	6,492	8,313	8,100	—	—
Collateralized debt obligations	—	—	7,940	7,940	21,496	19,616
Agency collateralized mortgage obligations	226,242	228,501	313,391	310,065	347,376	349,234
Agency mortgage-backed securities	197,437	201,627	137,338	138,171	137,678	138,873

Total available for sale	478,238	484,058	485,484	483,016	541,556	542,875

Held to maturity:
US Government and Agency bonds	14,991	15,131	9,992	10,143	—	—
Municipal bonds	29,306	29,900	9,384	9,642	—	—
Agency collateralized mortgage obligations	56,414	57,390	12,304	12,696	5,688	5,683
Agency mortgage-backed securities	154,013	158,393	140,663	144,098	14,403	14,519

Total held to maturity	254,724	260,814	172,343	176,579	20,091	20,202

Total investment securities	732,962	744,872	657,827	659,595	561,647	563,077

Federal Home Loan Bank stock	14,147	14,147	18,069	18,069	6,241	6,241

Total securities	$747,109	$759,019	$675,896	$677,664	$567,888	$569,318

The composition and contractual maturities of the investment securities portfolio as of December 31, 2009, excluding Federal Home Loan Bank stock, are indicated in the following table. However, it is expected that investment securities with prepayment optionality characteristics will generally repay their principal in full prior to contractual maturity. Prepayment optionality exists for the SBA pools, Agency collateralized mortgage obligations and Agency mortgage-backed securities. In addition, the U.S. Government and Agency bonds are callable, as are the municipal bonds in the “over 10 years” category and a portion of those in the “over 5 to 10 years category.”

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Fair Value
	(Dollars in thousands)
Available for sale:
US Government and Agency bonds	$—	—%	$—	—%	$42,994	3.22%	$5,000	4.99%	$47,994	3.40%	$47,438
SBA pools	—	—	—	—	6,565	2.38	—	—	6,565	2.38	6,492
Agency collateralized mortgage obligations	—	—	—	—	31,260	5.28	194,982	2.27	226,242	2.69	228,501
Agency mortgage-backed securities	—	—	7,355	5.28	6,291	4.65	183,791	3.56	197,437	3.66	201,627

Total available for sale	—	—	7,355	5.28	87,110	4.00	383,773	2.92	478,238	3.16	484,058

Held to maturity:
US Government and Agency bonds	—	—	14,991	3.21	—	—	—	—	14,991	3.21	15,131
Municipal bonds	—	—	1,322	3.51	8,563	3.70	19,421	3.94	29,306	3.85	29,900
Agency collateralized mortgage obligations	—	—	—	—	45,654	3.63	10,760	3.26	56,414	3.56	57,390
Agency mortgage-backed securities	—	—	—	—	33,626	3.73	120,387	4.41	154,013	4.26	158,393

Total held to maturity	—	—	16,313	3.23	87,843	3.68	150,568	4.27	254,724	4.00	260,814

Total investment securities	$—	—%	$23,668	3.87%	$174,953	3.84%	$534,341	3.30%	$732,962	3.45%	$744,872

Sources of Funds
General. Our sources of funds are deposits, borrowings, payments of principal and interest on loans and investments, sales of loans and funds provided from operations.
Deposits. We offer a variety of deposit accounts with a wide range of interest rates and terms to both consumers and businesses. Our deposits consist of savings, money market and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas. At December 31, 2009 and 2008, we had $74.0 million and $59.6 million in brokered deposits, respectively, which consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS). Through CDARS, the Company can provide a depositor the ability to place up to $50.0 million on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS network. In return, these financial institutions place customer funds with the Company on a reciprocal basis.
We primarily rely on competitive pricing policies, marketing, and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Opening balance	$1,548,090	$1,297,593	$1,234,881
Net deposits and withdrawals	214,209	214,968	25,639
Interest credited	34,366	35,529	37,073

Ending balance	$1,796,665	$1,548,090	$1,297,593

Net increase (decrease)	$248,575	$250,497	$62,712

Percent increase (decrease)	16.06%	19.30%	5.08%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$193,581	10.77%	$172,395	11.13%	$190,163	14.66%
Interest bearing demand	268,063	14.92	98,884	6.39	71,934	5.54
Savings	143,506	7.99	144,530	9.34	156,129	12.03
Money market	549,619	30.59	482,525	31.17	414,483	31.94
IRA	8,710	0.49	8,188	0.53	8,116	0.63

Total non-certificates	1,163,479	64.76	906,522	58.56	840,825	64.80

Certificates:
0.00-1.99%	343,476	19.12	11,078	0.71	89	0.01
2.00-3.99%	208,042	11.58	411,501	26.58	22,973	1.77
4.00-5.99%	81,438	4.53	218,989	14.15	433,155	33.38
6.00% and over	230	0.01	—	—	551	0.04

Total certificates	633,186	35.24	641,568	41.44	456,768	35.20

Total deposits	$1,796,665	100.00%	$1,548,090	100.00%	$1,297,593	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2009.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2010	$92,080	$27,435	$6,831	$—	$126,346	19.96%
June 30, 2010	124,888	24,427	11,198	—	160,513	25.35
September 30, 2010	41,900	2,844	6,892	—	51,636	8.15
December 31, 2010	66,212	8,724	2,580	230	77,746	12.28
March 31, 2011	10,836	10,428	1,229	—	22,493	3.55
June 30, 2011	7,552	23,206	2,187	—	32,945	5.20
September 30, 2011	8	12,458	1,630	—	14,096	2.23
December 31, 2011	—	83,632	2,288	—	85,920	13.57
March 31, 2012	—	1,775	979	—	2,754	0.43
June 30, 2012	—	649	3,949	—	4,598	0.73
September 30, 2012	—	1,251	1,536	—	2,787	0.44
December 31, 2012	—	1,403	1,003	—	2,406	0.38
Thereafter	—	9,810	39,136	—	48,946	7.73

Total	$343,476	$208,042	$81,438	$230	$633,186	100.00%

Percent of Total	54.24%	32.86%	12.86%	0.04%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	or less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates less than $100,000	$34,075	$22,901	$26,377	$47,707	$131,060
Certificates of $100,000 or more	13,332	29,489	44,601	78,427	165,849
Public funds (1)	78,939	108,123	58,404	90,811	336,277

Total certificates	$126,346	$160,513	$129,382	$216,945	$633,186

(1)	Deposits from governmental and other public entities.

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings to manage interest rate risk or as a cost-effective source of funds when they can be invested at a positive interest rate spread for additional capacity to fund loan demand according to our asset/liability management goals. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Dallas and a $25.0 million repurchase agreement with Credit Suisse. Additionally, in October 2009, the Company entered into four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors to increase funds available at the Company level. Of this amount, $7.5 million has been used to increase the capital of the Bank to support loan demand and continued growth.
The lenders are all members of the same family and long-time customers of ViewPoint Bank. One of the notes has an original principal amount of $7 million and the other three notes have principal amounts of $1 million each. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Interest-only payments under the notes are due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes are due and payable on October 15, 2014. Upon at least 180 days notice to the Company, the lender under each note may require the Company to prepay the note in part or in full as of the second and/or fourth anniversaries of the note. Each lender also has a limited call option (not to exceed $2 million in the aggregate among the four lenders) upon at least 90 days notice to the Company for the purpose of accessing funds to purchase shares of the Company’s stock in a subscription or community stock offering. The notes cannot be prepaid by the Company during the first two years of the loan term, but thereafter can be prepaid in whole or in part at any time without fee or penalty.
We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. At December 31, 2009, we had $312.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $438.1 million. In addition to Federal Home Loan Bank advances, the Company may also use the discount window at the Federal Reserve Bank or fed funds purchased from correspondent banks as a source of short-term funding. See Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information about Federal Home Loan Bank advances, the repurchase agreement and other borrowings.
The following table sets forth the maximum month-end balance and daily average balance of FHLB advances, the repurchase agreement and other borrowings for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance:
FHLB advances	$424,872	$410,841	$128,451
Repurchase agreement	25,000	25,000	—
Other borrowings	10,000	—	—
Average balance outstanding:
FHLB advances	$346,274	$242,399	$78,920
Repurchase agreement	25,000	18,056	—
Other borrowings	2,083	—	—

The following table sets forth certain information as to FHLB advances, the repurchase agreement and other borrowings at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances at end of period	$312,504	$410,841	$128,451
Repurchase agreement at end of period	25,000	25,000	—
Other borrowings at end of period	10,000	—	—
Weighted average rate of FHLB advances during the period	4.06%	4.27%	5.13%
Weighted average rate of FHLB advances at end of period	4.13%	3.80%	4.91%
Weighted average rate of repurchase agreement during the period	2.83%	1.62%	—
Weighted average rate of repurchase agreement at end of period	3.22%	1.62%	—
Weighted average rate of other borrowings during the period	6.00%	—	—
Weighted average rate of other borrowings at end of period	6.00%	—	—
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
Congress is currently considering various significant regulatory reform proposals. If new legislation is enacted, it could have a significant impact on the regulation and operations of financial institutions and their holding companies. The proposals generally provide for the elimination of the OTS, our primary regulator, and could require the Company and the MHC to become bank holding companies, making them subject to regulatory capital requirements for the first time. In addition, the Bank could be required to convert to a national bank or a state bank charter. There are also proposals for the creation of a new consumer financial protection agency that would issue and enforce consumer protection initiatives governing financial products and services. The details and impact of regulatory reform proposals cannot be determined until new legislation is enacted. In addition, the regulations governing ViewPoint MHC, ViewPoint Financial Group and ViewPoint Bank may be amended from time to time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.
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
ViewPoint Bank. ViewPoint Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OTS extending to all aspects of its operations. This regulation of ViewPoint Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. ViewPoint Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to ViewPoint Financial Group. See “Regulatory Capital Requirements” and “Limitations on Dividends and Other Capital Distributions.” ViewPoint Bank also is subject to regulation and examination by the FDIC, which insures the deposits of ViewPoint Bank to the maximum extent permitted by law.
Office of Thrift Supervision. The investment and lending authority of ViewPoint Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.
As a federally chartered savings bank, ViewPoint Bank is required to meet a qualified thrift lender test. This test requires ViewPoint Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, ViewPoint Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, ViewPoint Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test must, within one year, either become a bank or be subject to certain restrictions on its operations, unless within the year it meets the test, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must immediately convert to a bank or be subjected to the restrictions. Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. As of December 31, 2009, ViewPoint Bank met the qualified thrift lender test.

ViewPoint Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2009, ViewPoint Bank had 4.0% of its assets in consumer loans, commercial paper and corporate debt securities and 1.2% of its assets in commercial non-mortgage loans.
Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of ViewPoint Bank is regulated by the OTS. ViewPoint Bank is generally authorized to branch nationwide.
ViewPoint Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2009, ViewPoint Bank’s lending limit under this restriction was $30.2 million. We have no loans in excess of our lending limit.
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
Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in ViewPoint Bank. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2013. On January 1, 2014, the coverage limit is scheduled to return to $100,000, except for certain retirement accounts which will be insured up to $250,000.
The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.
In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.
As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. ViewPoint Bank has not issued any debt under this program; however, this program remains available to us, with prior FDIC approval and subject to applicable fees, through April 30, 2010. ViewPoint Bank is presently participating in the transaction account guarantee program during the extension period ending June 30, 2010. The fees for this program range from 15-25 basis points (annualized), depending on the institution’s Risk Category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.
Transactions with Affiliates. Transactions between ViewPoint Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of ViewPoint Bank’s capital, and may require eligible collateral in specified amounts. In addition, ViewPoint Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. ViewPoint Bankers Mortgage, Inc., ViewPoint Financial Group and ViewPoint MHC are affiliates of ViewPoint Bank.
ViewPoint Financial Group and ViewPoint MHC. As savings and loan holding companies, ViewPoint Financial Group and ViewPoint MHC are subject to regulation, supervision and examination by the OTS, and to semiannual assessments. Under regulations of the OTS, ViewPoint MHC must own a majority of outstanding shares of ViewPoint Financial Group in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of ViewPoint Financial Group and ViewPoint MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.
Under regulations of the OTS, ViewPoint MHC may convert to the stock form of ownership. In that stock conversion, the members of ViewPoint MHC would have a right to subscribe for shares of stock in a new company that would own ViewPoint MHC’s shares in ViewPoint Financial Group. In addition, each share of stock in ViewPoint Financial Group not owned by ViewPoint MHC would be converted into shares in that new company in an amount that preserves the holders’ percentage ownership. On January 21, 2010, the boards of the Company, ViewPoint Bank and ViewPoint MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock.
Capital Requirements for ViewPoint Bank. ViewPoint Bank is required to maintain specified levels of regulatory capital under regulations of the OTS. It became subject to these capital requirements on January 1, 2006, when it became a federally chartered savings bank. OTS regulations state that to be “adequately capitalized,” an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be “well capitalized,” an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets. The term “Tier 1 risk-based capital ratio” means the ratio of Tier 1 capital to risk-weighted assets. The term “total risk-based capital ratio” means the ratio of total capital to risk-weighted assets.
The term “Tier 1 capital” generally consists of common shareholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At December 31, 2009, ViewPoint Bank had $923,000 of goodwill and other assets and $88,000 in disallowed servicing assets and deferred tax assets excluded from Tier 1 capital.
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

Risk-weighted assets are determined under the OTS capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OTS is authorized to require ViewPoint Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
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
OTS regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations. The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on ViewPoint Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.
At December 31, 2009, ViewPoint Bank was considered a “well-capitalized” institution under OTS regulations. Regulatory capital is discussed further in Note 18 of the Notes to Consolidated Financial Statements contained herein.
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
Bank Secrecy Act / Anti-Money Laundering Laws. ViewPoint Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require ViewPoint Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on the ability of savings institutions, including ViewPoint Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. ViewPoint Bank must file a notice or application with the OTS before making any capital distribution. ViewPoint Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If ViewPoint Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain OTS approval prior to making such distribution. The OTS may always object to any distribution based on safety and soundness concerns.
Dividends from ViewPoint Financial Group may depend, in part, upon its receipt of dividends from ViewPoint Bank. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.
ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the OTS. The interests of other shareholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. During 2009, ViewPoint Financial Group paid cash dividends of $0.23 per share, and on January 22, 2010, it announced a quarterly cash dividend of $0.05 to shareholders of record as of the close of business on February 4, 2010. ViewPoint MHC waived these dividends.
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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years. This change in tax law will allow the Company to carry its 2009 tax net operating loss back to 2007 and 2008, which will fully utilize the Company’s net operating losses.
Corporate Dividends-Received Deduction. ViewPoint Financial Group files a consolidated return with ViewPoint Bank; therefore, dividends it receives from ViewPoint Bank will not be included as income to ViewPoint Financial Group.
State Taxation
We are subject to the Texas Margins Tax. The tax base is the taxable entity’s margin, which equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. The calculation for 2009 was total revenue minus cost of goods sold. For a financial institution, cost of goods sold equals interest expense. The tax rate applied to the Texas portion of the tax base is 1%.
Subsidiary and Other Activities
As a federally chartered savings bank, the Company is permitted by OTS regulations to invest up to 2% of our assets, or $47.6 million at December 31, 2009, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.
The Bank’s operations include its wholly owned subsidiary, VPBM, which originates residential mortgages through its retail employees and wholesale division, primarily in Texas, and sells all loans it originates to ViewPoint Bank or to outside investors. At December 31, 2009, ViewPoint Bank’s investment in VPBM totaled $3.8 million.
Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial competition is primarily from local commercial banks. We compete for deposits by offering personal service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, ViewPoint Bank’s share of deposits was approximately 9.3% in Collin County and less than 1.0% in all other market area counties.
Executive Officers of ViewPoint Financial Group and ViewPoint Bank
Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Garold (Gary) R. Base. Mr. Base, age 62, has served as the President and Chief Executive Officer of ViewPoint Financial Group since its inception in 2006 and ViewPoint Bank (including its predecessor entity) since 1987. He is on the board of directors of both institutions. Additionally he currently serves on the Office of Thrift Supervision’s Mutual Savings Association Advisory Committee, and has served as a Director of the North Texas Tollway Authority, Trustee of the Plano School District, Member of the Thrift Advisory Board of the Federal Reserve, Advisory Board Member of Fannie Mae, Chairman of the Plano Chamber of Commerce, Board Member of the North Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association and in a number of other positions locally and nationally. During his tenure with ViewPoint Bank, Mr. Base has overseen the bank’s growth from two locations and $179 million in assets to the $2.4 billion community bank that it is today. Mr. Base’s over 40 years of executive management experience in financial institutions, combined with his drive for innovation and excellence, position him well to serve as our President and Chief Executive Officer.

Mark E. Hord. Mr. Hord, age 47, has served as Executive Vice President, General Counsel and Secretary of ViewPoint Financial Group since its inception in 2006 and ViewPoint Bank (including its predecessor entity) since 1999. He also serves as Secretary of ViewPoint Financial Group and ViewPoint Bank. Mr. Hord’s responsibilities include, among others, legal and compliance, commercial real estate lending, real estate acquisitions, shareholder relations and retail investments. He also serves on the Board of Directors of VPBM.
Pathie (Patti) E. McKee. Ms. McKee, age 44, has served as Executive Vice President, Chief Financial Officer and Treasurer of ViewPoint Financial Group since its inception in 2006 and ViewPoint Bank (including its predecessor entity) since 1997. Ms. McKee oversees our finance, investment, risk management and marketing operations. Since 1983, prior to being appointed Chief Financial Officer, Ms. McKee held various other positions with the Company, including Director of Internal Audit, Controller and accountant. Ms. McKee is a certified public accountant and holds a Master of Business Administration degree.
James C. Parks. Mr. Parks, age 57, joined ViewPoint Bank in May 2006, as the Company’s Executive Vice President, Chief Operations Officer and Chief Information Officer. Prior to joining ViewPoint Bank, Mr. Parks served as Executive Vice President of Bank Operations for TexasBank, an independent regional bank in Fort Worth, Texas. Mr. Parks’ responsibilities at ViewPoint Bank include information systems technologies, back office operations and overseeing the Purchase Program. Mr. Parks has 30 years of experience in information systems and bank operations and previously served as President of Frost Financial Processors, a division of Frost National Bank - San Antonio, managing data processing and servicing for 25 independent community banks.
Rick M. Robertson. Mr. Robertson, age 57, joined ViewPoint Bank in February 2006, as the Company’s Executive Vice President and Chief Banking Officer. Mr. Robertson’s responsibilities include retail, business and mortgage banking, credit administration and loan operations. Since September 2007, Mr. Robertson has served as Chairman of VPBM. Mr. Robertson has over 30 years of banking experience including over 20 years of serving in leadership roles. Prior to joining ViewPoint Bank, Mr. Robertson worked for Key Bank where he served as the Michigan District President from February 2002 until February 2006.
Employees
At December 31, 2009, we had a total of 578 full-time employees and 36 part-time employees, including employees of VPBM. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
Internet Website
We maintain three websites with the addresses viewpointbank.com, viewpointfinancialgroup.com and vpbmortgage.com. The information contained on our websites is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.
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

The United States economy remains weak and unemployment levels are high. A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.
The United States experienced a severe economic recession in 2008 and 2009. While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.
The Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that nonperforming assets as a percentage of assets for Federal Deposit Insurance Corporation-insured financial institutions rose to 3.32% as of December 31, 2009, compared to 0.95% as of December 31, 2007. For the year ended December 31, 2009, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that annualized return on average assets was 0.09% for Federal Deposit Insurance Corporation-insured financial institutions compared to 0.81% for the year ended December 31, 2007. The NASDAQ Bank Index declined 38% between December 31, 2007 and December 31, 2009. At December 31, 2009, our nonperforming assets as a percentage of total assets was .70% and our return on average assets was .12% for the year ended December 31, 2009.
Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
If economic conditions deteriorate in the State of Texas, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.
Substantially all of our loans are located in the State of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the State of Texas could adversely affect the value of property used as collateral for our mortgage loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial non-mortgage loans.
Over the last several years, we have increased our non-residential lending in order to improve the yield on our assets. At December 31, 2009, our loan portfolio included $482.5 million of commercial real estate loans and commercial non-mortgage loans, or 43.0% of total loans, compared to $108.2 million, or 10.1% of total loans, at December 31, 2005. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial non-mortgage loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
Several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. Any delinquent payments or the failure to repay these loans would hurt our earnings.

Our consumer loan portfolio possesses increased risk.
Our consumer loans accounted for approximately $94.9 million, or 8.5%, of our total loan portfolio as of December 31, 2009, of which $67.9 million consisted of automobile loans. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Because our indirect automobile loans were originated through a third party and not directly by us, they present greater risks than other types of lending activities. As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.
Our business may be adversely affected by credit risk associated with residential property.
As of December 31, 2009, residential mortgage loans, including home equity loans and lines of credit, totaled $544.3 million, or 48.5%, of total loans. This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or a decrease in our deposits. These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.
We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.
Approximately 32.2% of our loan portfolio is adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in housing prices may leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intend to sell their homes on or before the expiration of the fixed rate period on their mortgage loans may also find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.
If our non-performing assets increase, our earnings will suffer.
At December 31, 2009, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and foreclosed real estate assets) totaled $16.6 million, which was an increase of $10.2 million or 159.4% over non-performing assets at December 31, 2008. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from the overall supervision of our operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Additions to our allowance decrease our net income. Our allowance for loan losses was 1.10% of gross loans and 97.29% of non-performing loans at December 31, 2009, compared to 0.73% of gross loans and 191.11% of non-performing loans at December 31, 2008.
Our emphasis on originating commercial and one- to four- family real estate and commercial non-mortgage loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, which would decrease our earnings.
Our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. Any increase in our allowance for loan losses or loan charge-offs as required by these authorities may have a material adverse effect on our financial condition and results of operations.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.
We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.
In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.
The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, recent legislative proposals would require changes to our overdraft protection programs that could decrease the amount of fees we receive for these services. For the year ended December 31, 2009, overdraft protection and nonsufficient fund fees totaled $8.5 million. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.
A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, ViewPoint Bank’s and ViewPoint Financial Group’s primary federal regulator, which would require ViewPoint Financial Group to become a bank holding company.
Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure. The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, ViewPoint Financial Group would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that ViewPoint Financial Group is not currently subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Changes in interest rates could adversely affect our results of operations and financial condition.
Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because interest-bearing liabilities generally reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.
Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would limit the funds we have available to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.
Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our portfolio of available-for-sale securities totaled $484.1 million. Gross unrealized gains on these securities totaled $7.9 million, while gross unrealized losses on these securities totaled $2.1 million, resulting in a net unrealized gain of $5.8 million at December 31, 2009.
At December 31, 2009, the Company’s internal simulation model indicated that our net portfolio value would decrease by 8.5% if there was an instantaneous parallel 200 basis point increase in market interest rates. See the “Asset/Liability Management” discussion under Item 7A of this Form 10-K.
Additionally, approximately 32.2% or our loan portfolio is adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.
The Company had $341.4 million of loans held for sale at December 31, 2009, of which $311.4 million were Purchase Program loans purchased for sale under our standard loan participation agreement. Purchase Program loans adjust with changes to the daily LIBOR. These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate, which is based on the underlying mortgage loan as contracted and disclosed in the pricing schedule of each Purchase Program client, ranges between 2.00% and 3.00% per annum, which results in a minimum total rate for Purchase Program loans of 4.50%. During 2009, these loan rate floors were in effect and established a loan rate which was higher than the contractual rate spread would have otherwise been. As market interest rates increase, many of these interest rate floors will not adjust until the daily LIBOR exceeds 250 basis points. At that time, the loans will revert back to their normal contractual interest rate spread terms. For the year ended December 31, 2009, the average yield earned on Purchase Program loans was 4.89% versus an average LIBOR of 0.23% plus the average margin of 2.40%, which results in a positive difference of 226 basis points.
Our strategies to modify our interest rate risk profile may be difficult to implement.
Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable rate and/or short-term assets. The Company offers adjustable rate loan products as a means to achieve this strategy. However, lower fixed interest rates would generally create a decrease in borrower demand for adjustable rate assets. Additionally, there is no guarantee that any adjustable rate assets obtained will not prepay. At December 31, 2009, 32.2% of our loan portfolio consisted of adjustable rate loans, compared to 31.1% at December 31, 2008.

We are also managing our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution. We are utilizing FHLB advances to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.
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
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, or continued deterioration in credit markets.
Additionally, at December 31, 2009, public funds totaled $336.3 million, representing 53.1% of our time deposits and 18.7% of our total deposits. Public funds are bank deposits of state and local municipalities. These deposits are required to be secured by investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. At December 31, 2009, the change from December 31, 2008 in net unrealized gains on securities available for sale was $8.3 million.
Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.
In 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $1.1 million during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the Federal Deposit Insurance Corporation generally increased the base assessment rates effective April 1, 2009 and, therefore, our Federal Deposit Insurance Corporation insurance premium expense will increase compared to prior periods.

The Federal Deposit Insurance Corporation also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points. In addition, every institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Our prepayment amount was $9.1 million. Future increases in our assessment rate or special assessments would decrease our earnings.
If we are unsuccessful in raising additional capital now or in the future, our financial condition, results of operations and business prospects may be adversely affected.
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
On January 26, 2010, we announced our intention to raise additional capital by reorganizing from a two-tier mutual holding company to a full stock holding company and undertaking a “second-step” offering of additional shares of common stock. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control, including approvals by our banking regulator, stockholders of ViewPoint Financial Group and depositors of ViewPoint Bank. If we cannot complete the reorganization and raise additional capital now (or in the future), it may have a material adverse effect on our financial condition, results of operations and prospects.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.
System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2009, we had 41 locations, including 2 in-store banking centers, 15 loan production offices, and five administrative offices. We own the majority of the space in which our administrative offices are located. At December 31, 2009, we owned 18 of our community bank offices, and leased the remaining facilities. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $46.6 million at December 31, 2009.
In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, the Company announced plans to expand its community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited grocery store banking centers. As a result, the Company closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009. These cities continue to be served by full-service ViewPoint Bank offices. $1.2 million of expense was incurred in 2009 relating to these closings.
In 2009, the Company opened two new VPBM mortgage loan production offices located in San Antonio and Houston and closed the Cedar Creek and Addison VPBM mortgage loan production offices. The loan production business from these two closed offices was consolidated into other locations. The Company plans to open a VPBM mortgage loan production office in Tulsa, OK with an anticipated opening date in the second quarter of 2010.
For more information about the Company’s premises and equipment, please see Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table provides information about ViewPoint Bank’s main and branch offices and indicates whether the properties are owned or leased.

			Lease
	Square	Owned or	Expiration	Net Book Value at
Location	Footge	Leased	Date	12/31/09
				(Dollars in thousands)
ADMINISTRATIVE OFFICES:

Contact Center	31,762	Owned	N/A	$2,576
2101 Custer Road Plano, TX 75075

Pitman East	54,409	Owned	N/A	4,135
1201 West 15th Street Plano, TX 75075

Pitman West (Main Office)	53,022	Owned	N/A	1,647
1309 West 15th Street Plano, TX 75075

Richardson Annex	3,800	Owned	N/A	50
700 East Arapaho Road Richardson, TX 75081

Purchase Program office	657	Leased	1/31/2011	N/A
13984 West Bowles Avenue, Suite 200 Littleton, CO 80127

BANK OFFICES:

Addison	6,730	Leased	4/30/2013	N/A
4560 Beltline Road, Suite 100 Addison, TX 75001

Allen	4,500	Owned	N/A	340
321 East McDermott Drive Allen, TX 75002

Carrollton	6,800	Owned	N/A	1,109
1801 Keller Springs Road Carrollton, TX 75006

			Lease
	Square	Owned or	Expiration	Net Book Value at
Location	Footge	Leased	Date	12/31/09
				(Dollars in thousands)
Coppell	5,674	Owned	N/A	$1,538
687 Denton Tap Road Coppell, TX 75019

East Plano	5,900	Owned	N/A	1,219
2501 East Plano Parkway Plano, TX 75074

Frisco	4,800	Owned	N/A	972
3833 Preston Road Frisco, TX 75034

Garland	4,800	Owned	N/A	779
2218 North Jupiter Road Garland, TX 75046

Grand Prairie Albertsons*	452	Leased	8/8/2012	N/A
215 North Carrier Parkway Grand Prairie, TX 75050

Grapevine	3,708	Leased	12/31/2028	N/A
301 South Park Boulevard Grapevine, TX 76051

Lake Highlands Albertsons*	391	Leased	11/14/2011	N/A
10203 East Northwest Highway Dallas, TX 75238

McKinney	4,500	Owned	N/A	643
2500 West Virginia Parkway McKinney, TX 75071

McKinney Mini	1,800	Owned	N/A	83
231 North Chestnut Street McKinney, TX 75069

Northeast Tarrant County	4,338	Owned with Ground Lease	6/30/2018	1,646
3040 State Highway 121 Euless, TX 76039

Oak Cliff	2,800	Leased	9/30/2013	N/A
2498 West Illinois Avenue Dallas, TX 75233

			Lease
	Square	Owned or	Expiration	Net Book Value at
Location	Footge	Leased	Date	12/31/09
				(Dollars in thousands)
Plano Central	1,681	Owned	N/A	$787
(Located inside Pitman East admin. office) 1201 West 15th Stret Plano, TX 75075

Richardson	22,000	Owned	N/A	726
720 East Arapaho Road Richardson, TX 75081

Richardson Mini	2,500	Owned	N/A	94
1775 North Plano Road Richardson, TX 75081

Tollroad Express	2,000	Owned	N/A	502
5900 West Park Boulevard Plano, TX 75093

West Allen	4,800	Owned	N/A	775
225 South Custer Road Allen, TX 75013

West Frisco	4,338	Owned	N/A	1,808
2975 Main Street Frisco, TX 75034

West Plano	22,800	Owned	N/A	1,777
5400 Independence Parkway Plano, TX 75075

West Richardson	4,500	Owned	N/A	494
1280 West Campbell Road Richardson, TX 75080

Wylie	4,338	Owned	N/A	1,821
3490 FM 544 Wylie, TX 75098

*	Represents in-store location.

			Lease
	Square	Owned or	Expiration	Net Book Value at
Location	Footge	Leased	Date	12/31/09
				(Dollars in thousands)
VPBM MORTGAGE LOAN PRODUCTION OFFICES:

Arlington LPO	1,074	Leased	7/1/2010	N/A
2340 West Interstate 20 Suites 210 and 212 Arlington, TX 76017

Austin LPO	1,555	Leased	5/31/2010	N/A
3839 Bee Cave Road Suite 204 Austin, TX 78746

Clear Lake/Nassau Bay LPO	2,419	Leased	6/30/2011	N/A
1120 NASA Parkway Suites 308 and 320 Houston, TX 77058

Coppell LPO	2,540	Leased	8/31/2012	N/A
275 South Denton Tap Road Suite 100 Coppell, TX 75019

Dallas LPO	7,670	Leased	12/31/2010	N/A
13101 Preston Road Suite 100 Dallas, TX 75240

Ennis LPO	100	Leased	6/30/2010	N/A
1905 West Ennis Avenue Suite 240B Ennis, TX 75119

Gulfgate Center LPO	3,380	Leased	8/31/2012	N/A
1800 Post Oak Boulevard Suite 400 Houston, TX 77056

Park Cities LPO	4,654	Leased	4/30/2011	N/A
5944 Luther Lane Suite 1000 Dallas, TX 75225

Plano LPO	N/A	Owned	N/A	N/A
(Located inside Pitman West admin. office) 1309 West 15th Stret Plano, TX 75075

			Lease
	Square	Owned or	Expiration		Net Book Value at
Location	Footge	Leased	Date		12/31/09
					(Dollars in thousands)
San Antonio LPO	3,212	Leased	11/30/2012		N/A
6800 Park Ten Boulevard San Antonio, TX 78213

Sonterra LPO	2,136	Leased	MTM	*	N/A
325 Sonterra Boulevard East Suite 220 San Antonio, TX 78258

Southlake LPO	2,400	Leased	3/31/2013		N/A
751 East Southlake Boulevard Suite 120 Southlake, TX 76092

Waxahachie LPO	1,273	Leased	5/31/2011		N/A
102 Professional Place Suite 101 Waxahachie, TX 75165

Weatherford LPO	1,422	Leased	6/30/2013		N/A
300 South Main Street Suite 204 Weatherford, TX 76086

COMMERCIAL REAL ESTATE LOAN PRODUCTION OFFICE:

Houston LPO	400	Leased	MTM	*	N/A
7500 San Felipe Road Suite 600 Houston, TX 77063

*	Month-to-month
We believe that our current administrative facilities are adequate to meet the present and immediately foreseeable needs of ViewPoint Bank and ViewPoint Financial Group.
We currently utilize IBM and FiServ CBS in-house data processing systems. The net book value of all of our data processing and computer equipment at December 31, 2009, was $3.9 million.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ Global Select Market under the symbol “VPFG”. There were 1,577 holders of record of our common stock as of March 1, 2010.
The following table presents quarterly market high and low closing sales price information and cash dividends paid per share for our common stock for the two years ended December 31, 2009:

	Market Price Range		Dividends
	High	Low	Declared
2009
Quarter ended March 31, 2009	$15.70	$10.57	$0.08
Quarter ended June 30, 2009	16.03	12.95	0.05
Quarter ended September 30, 2009	14.74	12.47	0.05
Quarter ended December 31, 2009	14.41	12.94	0.05

2008
Quarter ended March 31, 2008	$16.96	$14.54	$0.06
Quarter ended June 30, 2008	17.00	14.51	0.07
Quarter ended September 30, 2008	17.81	14.48	0.08
Quarter ended December 31, 2008	17.81	14.62	0.08
The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to shareholders is the net proceeds retained by the Company from our initial public offering in 2006. We also have the ability to receive dividends or capital distributions from ViewPoint Bank, our wholly owned subsidiary. There are regulatory restrictions on the ability of ViewPoint Bank, a federally chartered savings bank, to pay dividends. See “How We Are Regulated — Limitations on Dividends and Other Capital Distributions” under Item 1 of this report and Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this report.
The Company did not repurchase any shares of its outstanding common stock during the fourth quarter of the year ended December 31, 2009 and had no outstanding share repurchase programs at December 31, 2009.
Equity Compensation Plans
Set forth below is information, at December 31, 2009, regarding the equity compensation plan that was approved by shareholders at the Company’s 2007 annual meeting of shareholders. This is our only equity compensation plan.

Weighted
		Average	Number of Securities
	Number of Securities to be Issued upon	Exercise	Remaining Available for
	Exercise of Outstanding Options	Price	Issuance under Plan

2007 Equity Incentive Plan	261,704	$17.16	932,779	(1)

(1)	Includes 33,990 shares under the plan that may be awarded as restricted stock.

Shareholder Return Performance Graph Presentation
The line graph below compares the cumulative total shareholder return on ViewPoint Financial Group’s common stock to the cumulative total return of a broad index of the NASDAQ Stock Market and a savings and loan industry (Hemscott Group) index for the period October 3, 2006 (the date ViewPoint Financial Group common stock commenced trading on the NASDAQ Global Select Market), through December 31, 2009. The information presented below assumes $100 was invested on October 3, 2006, in ViewPoint Financial Group’s common stock and in each of the indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	10/3/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009
ViewPoint Financial Group	$100.00	$113.01	$111.53	$109.81	$100.23
Hemscott Group Index	100.00	106.88	62.63	44.18	36.87
Nasdaq Market Index	100.00	107.19	117.85	69.90	101.58

Item 6.	Selected Financial Data
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for each of the years ended December 31 is derived from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

	At and For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,379,504	$2,213,415	$1,658,204	$1,529,760	$1,428,062
Loans held for sale	341,431	159,884	13,172	3,212	2,306
Loans receivable, net	1,108,159	1,239,708	908,650	965,452	1,073,167
Securities available for sale, at fair value:
U.S. Government and federal agency securities	53,930	26,840	35,152	29,475	21,892
Agency mortgage-backed and collateralized mortgage obligations	430,128	448,236	488,107	295,048	79,668
Collateralized debt obligations	—	7,940	19,616	—	—
Securities held to maturity, at amortized cost:
U.S. Government and federal agency securities	14,991	9,992	20,091	11,271	18,007
Corporate bonds	—	—	—	—	3,009
Municipal bonds	29,306	9,384	—	—	—
Agency mortgage-backed and collateralized mortgage obligations	210,427	152,967	—	—	20,946
Federal Home Loan Bank stock	14,147	18,069	6,241	3,724	3,958
Bank-owned life insurance	28,117	27,578	26,497	—	—
Deposits	1,796,665	1,548,090	1,297,593	1,234,881	1,257,727
Borrowings	347,504	435,841	128,451	55,762	47,680
Shareholders’ equity	205,682	194,139	203,794	214,778	101,181

Selected Operations Data:
Total interest income	$108,301	$97,243	$84,232	$72,726	$64,421
Total interest expense	49,286	46,169	41,121	31,386	23,342

Net interest income	59,015	51,074	43,111	41,340	41,079
Provision for loan losses	7,652	6,171	3,268	2,565	6,120

Net interest income after provision for loan losses	51,363	44,903	39,843	38,775	34,959

Service charges and fees	18,866	19,779	22,389	20,589	20,359
Net gain on sale of loans	16,591	9,390	1,298	199	351
Loan servicing fees	239	252	305	262	383
Brokerage fees	347	434	602	557	548
Gain on sale of membership interests	—	—	—	—	855
Bank-owned life insurance income	539	1,081	460	—	—
Gain on redemption of Visa, Inc. shares	—	771	—	—	—
Impairment of collateralized debt obligations	(12,246)	(13,809)	—	—	—
Gain on sale of available for sale securities	2,377	—	—	—	—
Title fee income	—	—	—	384	524
Other non-interest income	486	966	871	1,443	1,465

Total non-interest income	27,199	18,864	25,925	23,434	24,485

Total non-interest expense	74,932	69,359	57,957	56,080	56,720

Income (loss) before income tax expense (benefit)	3,630	(5,592)	7,811	6,129	2,724
Income tax expense (benefit) [1]	960	(2,277)	2,744	(3,557)	—

Net income (loss) [1]	$2,670	$(3,315)	$5,067	$9,686	$2,724

[1]	Until its conversion to a federally chartered savings bank on January 1, 2006, ViewPoint Bank was a credit union, generally exempt from federal and state income taxes. As a result of the change in tax status on January 1, 2006, ViewPoint Bank recorded a deferred tax asset in the amount of $6.6 million, as well as a related tax benefit in the income statement of $6.1 million. The following table illustrates a reconciliation to pro forma net income for all periods presented had ViewPoint Bank been subject to federal and state income taxes:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Historical net income (loss)	$2,670	$(3,315)	$5,067	$9,686	$2,724
Less: pro forma tax expense	N/A	N/A	N/A	N/A	(1,008)
Less: tax benefit	N/A	N/A	N/A	6,108	N/A

Pro forma net income (loss)	$2,670	$(3,315)	$5,067	$3,578	$1,716

	At and For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data (Unaudited):

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.12%	-0.17%	0.32%	0.65%	0.19%
Return on assets tax-effected	N/A	N/A	N/A	N/A	0.12%
Return on equity (ratio of net income (loss) to average equity)	1.35%	-1.65%	2.40%	6.76%	2.72%
Return on equity tax effected	N/A	N/A	N/A	N/A	1.71%
Interest rate spread:
Average during period	2.37%	2.31%	2.14%	2.41%	2.83%
End of period	2.30%	2.11%	2.14%	2.19%	2.78%
Net interest margin	2.73%	2.87%	2.92%	3.00%	3.13%
Non-interest income to operating revenue	20.07%	16.25%	23.53%	24.37%	27.54%
Operating expense to average total assets	3.27%	3.66%	3.62%	3.79%	4.00%
Efficiency ratio [1]	76.10%	82.82%	83.95%	86.58%	86.51%
Average interest earning assets to average interest bearing liabilities	115.67%	121.74%	127.92%	125.57%	117.04%
Dividend payout ratio	92.58%	N/M *	41.74%	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.70%	0.29%	0.26%	0.26%	0.36%
Non-performing loans to total loans	1.13%	0.38%	0.38%	0.35%	0.43%
Allowance for loan losses to non-performing loans	97.29%	191.11%	175.49%	193.03%	167.51%
Allowance for loan losses to total loans	1.10%	0.73%	0.67%	0.67%	0.72%

Capital Ratios:
Equity to total assets at end of period	8.64%	8.77%	12.29%	14.04%	7.09%
Average equity to average assets	8.67%	10.59%	13.22%	9.69%	7.07%

Other Data:
Number of locations (including in-store banking centers and loan production offices)	38	45	37	34	33
Number of in-store banking centers	2	12	12	16	18

*	Number is not meaningful.

[1]	Calculated by dividing total non-interest expense by net interest income plus non-interest income, excluding impairment on securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our principal business consists of attracting retail deposits from the general public and the business community and investing those funds, along with borrowed funds, in permanent loans secured by first and second mortgages on owner-occupied, one- to four-family residences and commercial real estate, as well as in secured and unsecured commercial non-mortgage and consumer loans. Additionally, our Purchase Program enables our mortgage banking company customers to close one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third party brokerage arrangement.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and demand accounts.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Our loan mix is also changing as we increase our residential and commercial real estate loan portfolios after discontinuing our indirect automobile lending program in 2007. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review. The Company’s classified assets and loss allowances reflect reviews by the OTS in 2009.
Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less the cost to acquire and sell, is used to determine the amount of impairment. The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses.

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
During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The Company elected to early-adopt this FSP as of January 1, 2009, and the Company reversed $4.4 million (gross of tax) of this impairment charge through retained earnings, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. In addition, accumulated other comprehensive loss was increased by the corresponding amount, net of tax. During the first quarter of 2009, the Company recognized a $465,000 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related.
During the second quarter of 2009, the Company updated its analysis and recognized $11.8 million in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was determined to be all credit-related. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
These securities were sold in late June 2009. The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224,000. The Company used the sales proceeds as the estimated fair value of the securities in determining the impairment charge. Therefore, no gain or loss was recognized on the sale of the securities.

Business Strategy
Our principal objective is to remain an independent, community-oriented financial institution serving customers in our primary market area. Our Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy primarily involves:
•	Continuing the growth and diversification of our loan portfolio.
During the past five years, we have successfully transitioned our lending activities from a predominantly consumer-driven model to a more diversified consumer and business lender by emphasizing three key lending initiatives: our Purchase Program, through which we fund third party mortgage bankers; residential mortgage lending through our own mortgage banking company; and commercial real estate lending. Additionally, we will seek to diversify our loan portfolio by increasing secured commercial and industrial lending to small to mid-size businesses in our market area. Loan diversification improves our earnings because commercial real estate and commercial and industrial loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.
•	Maintaining our historically high level of asset quality.
We believe that strong asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by strictly adhering to our strong lending policies, as evidenced by historical low charge-off ratios and non-performing assets. Although we intend to continue our efforts to grow our loan portfolio, including through commercial real estate and business lending, we intend to continue our philosophy of managing credit exposures through our conservative approach to lending.
•	Capturing our customers’ full relationship.
We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. Our recently introduced Absolute Checking account product, which offers a higher rate of interest when required electronic transaction amounts and other requirements are satisfied, provides cost savings and drives fee revenue while providing what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.
•	Expanding our reach.
In addition to deepening our relationships with existing customers, we intend to expand our business to new customers by leveraging our well-established involvement in the community and by selectively emphasizing products and services designed to meet their banking needs. We also intend to continue to pursue expansion in our market area through growth of our branch network. We may also consider the acquisition of other financial institutions or branches of other banks in or contiguous to our market area, although currently no specific transactions are planned.

As a community bank, we strive to make banking feel more like a partnership with our customers than simply providing an account or loan. We offer the wide variety of resources that customers typically expect from a large bank while giving the personal attention found at a community bank. We support the communities we serve by donating thousands of volunteer hours to a multitude of worthy causes; in fact, our community reinvestment activities received the highest rating of “Outstanding” from the OTS.
On January 26, 2010, the Company announced its intention to reorganize from a two-tier mutual holding company to a full stock holding company and to undertake a “second-step” offering of additional shares of common stock. The reorganization and offering, subject to regulatory, shareholder and depositor approval, is expected to be completed during the summer of 2010. As part of the reorganization, the Bank will become a wholly owned subsidiary of a to-be-formed stock corporation, ViewPoint Financial Group, Inc. Shares of common stock of the Company, other than those held by ViewPoint MHC, will be converted into shares of common stock in ViewPoint Financial Group, Inc. using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by ViewPoint MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of ViewPoint MHC.
Comparison of Financial Condition at December 31, 2009, and December 31, 2008
General. Total assets increased by $166.1 million, or 7.5%, to $2.38 billion at December 31, 2009, from $2.21 billion at December 31, 2008. The rise in total assets was primarily due to an $82.4 million, or 47.8%, increase in securities held to maturity and a $53.2 million, or 3.8%, increase in gross loans (including loans held for sale.) Asset growth was funded by an increase in deposits of $248.6 million, or 16.1%. Excess funds were used to reduce Federal Home Loan Bank advances, which decreased by $98.3 million, or 23.9%.
Loans. Gross loans (including $341.4 million in mortgage loans held for sale) increased by $53.2 million, or 3.8%, from $1.41 billion at December 31, 2008 to $1.46 billion at December 31, 2009.

	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$440,847	$498,961	$(58,114)	(11.6%)
Commercial real estate	453,604	436,483	17,121	3.9
One- to four-family construction	6,195	503	5,692	1,131.6
Commercial construction	879	—	879	N/M
Mortgage loans held for sale	341,431	159,884	181,547	113.5
Home equity	97,226	101,021	(3,795)	(3.8)

Total mortgage loans	1,340,182	1,196,852	143,330	12.0
Automobile loans	67,897	111,870	(43,973)	(39.3)
Other consumer loans	26,998	29,299	(2,301)	(7.9)
Commercial non-mortgage loans	27,983	18,574	9,409	50.7
Warehouse lines of credit	—	53,271	(53,271)	(100.0)

Total non-mortgage loans	122,878	213,014	(90,136)	(42.3)

Gross loans	$1,463,060	$1,409,866	$53,194	3.8%

Mortgage loans held for sale consisted of $311.4 million of Purchase Program loans purchased for sale under our standard loan participation agreement and $30.0 million of loans originated for sale by our mortgage banking subsidiary, VPBM. Our Purchase Program enables our mortgage banking company customers to close conforming one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. At December 31, 2009, the Purchase Program had 22 clients, compared to eight clients at December 31, 2008. The approved maximum borrowing amounts for our existing Purchase Program clients ranged from $10.0 million to $30.0 million at December 31, 2009. During 2009, the average outstanding balance per client was $11.7 million. The Purchase Program generated $1.9 million of fee income for the year ended December 31, 2009, and also produced interest income of $10.3 million, which was an increase of $10.0 million from the year ended December 31, 2008. Our one- to four- family mortgage loan originations, which included a limited amount of home improvement and construction loans, totaled $695.7 million for the year ended December 31, 2009, an increase of $190.1 million, or 37.6%, from the year ended December 31, 2008. Of these loans, $629.9 million were sold to investors, generating a net gain on sale of loans of $16.6 million for the year ended December 31, 2009. One- to four- family mortgage loans held in portfolio declined by $58.1 million, or 11.6%, from December 31, 2008 because we sold more loans to outside investors in 2009 compared to 2008. Since we added fewer loans to our portfolio, paydowns exceeded new loans added to the portfolio in 2009. For asset/liability and interest rate risk management, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell with a servicing release premium. The Company evaluates price, yield and duration when determining the amount of loans sold or retained.
Our commercial real estate portfolio, which increased by $17.1 million, or 3.9%, from December 31, 2008, consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings with positive cash flows. 89% of our commercial real estate properties are located in Texas, a market that has not experienced the same economic pressures currently being experienced in other geographic areas. The below table illustrates the geographic concentration of our commercial real estate portfolio, including $879,000 in one commercial construction loan, at December 31, 2009:

Texas	89%
Oklahoma	4
Louisiana	2
Illinois	2
California	2
Other*	1

100%

*	“Other” consists of Arizona, Georgia, New Mexico, Nevada, Oregon and Washington
Our commercial non-mortgage portfolio increased by $9.4 million, or 50.7%, compared to the prior year, while warehouse lines of credit decreased by $53.3 million. From July 2008 to August 2009, we originated warehouse lines of credit to mortgage banking companies in the form of participations in warehouse lines extended by other financial institutions or multi-bank warehouse lending syndications originated in conjunction with other banks. The income generated by this program assisted in funding our new Purchase Program. As the Purchase Program began to season, we decided to discontinue participating in warehouse lines of credit originated by others and instead focus on serving mortgage banking companies directly though our Purchase Program, due to the added benefits these direct relationships bring. Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $46.3 million, or 32.8%, from December 31, 2008. We have continued to reduce our emphasis on consumer lending and are focused on originating residential and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of credit losses in our loan portfolio. Our methodology for analyzing the allowance for loan losses consists of specific and general components.

For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply an appropriate loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish loss allocations. The historical loss ratio is generally defined as an average percentage of net annual loan losses to loans outstanding. Qualitative loss factors are based on management’s judgment of company-specific data and external economic indicators and how this information could impact the Company’s specific loan portfolios. The Allowance for Loan Loss Committee sets and adjusts qualitative loss factors by reviewing changes in loan composition and the seasonality of specific portfolios. The Committee also considers credit quality and trends relating to delinquency, non-performing and/or classified loans and bankruptcy within the Company’s loan portfolio when evaluating qualitative loss factors. Additionally, the Committee adjusts qualitative factors to account for the potential impact of external economic factors, including the unemployment rate and housing price and inventory levels specific to our market area.
For the specific component, the allowance for loan losses on individually analyzed loans includes commercial non-mortgage and one- to four-family and commercial real estate loans where management has concerns about the borrower’s ability to repay. Loss estimates include the negative difference, if any, between the current fair value of the collateral and the loan amount due.
We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans that we originate (see Item 1 — “Lending Activities” of this report for more information about our loan underwriting.) Substantially all of our residential real estate loans generally are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.
Our non-performing loans, which consist of nonaccrual loans and troubled debt restructurings, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Troubled debt restructurings, which are accounted for under ASC 310-40, are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. These modifications to loan terms may include a lower interest rate, a reduction in principal, or an extended term to maturity.
Our non-performing loans to total loans ratio at December 31, 2009, was 1.13%, compared to 0.38% at December 31, 2008. Non-performing loans increased by $7.9 million, from $4.7 million at December 31, 2008, to $12.6 million at December 31, 2009. The increase in non-performing loans was primarily due to a $4.7 million increase in commercial real estate nonaccrual loans that have been restructured, which consists of three loans. One of these loans, with a net outstanding balance of $2.9 million, is not delinquent under the restructured terms and is secured by three office buildings. It is rated “substandard” and was placed on nonaccrual status when it was classified as a troubled debt restructuring. A 36 month extension of this loan was made in August 2009; the loan term was extended by 33 months and was restructured to an interest-only note with a cash flow recapture feature that is measured annually. Based on a current analysis, there is no anticipated loss for this loan and no specific reserve required. The second loan is a $907,000 loan participation that is collateralized by a hotel property experiencing financial difficulties. This loan is also a troubled debt restructuring and is rated “substandard.” This loan was modified several times in 2009 on a short-term basis to provide time to negotiate a long-term modification that is currently pending. At December 31, 2009, this loan had matured and was paying interest only. A $156,000 specific valuation allowance has been set aside for this loan based on a current appraisal. At December 31, 2009, this loan was 59 days delinquent under the restructured terms. The third loan, a participation with an outstanding balance of $901,000, was reported as a troubled debt restructuring at December 31, 2008, and was moved into nonaccrual status in 2009. The loan defaulted at maturity in November 2008 and is currently in the process of foreclosure, which has been slowed due to the borrower’s filing of Chapter 13 bankruptcy. A $155,000 specific valuation allowance has been set aside for this loan, which is secured by two office buildings and is rated “doubtful.” At December 31, 2009, this loan was over 90 days delinquent under the restructured terms.
Also, non-performing loans increased due to a $4.7 million increase in one- to four-family real estate loans on nonaccrual status, with $1.5 million of this increase being attributable to one loan. This loan is in the process of foreclosure and there is no anticipated loss based on a current valuation of $2.0 million.
In 2009, the Company experienced an increase in one- to four- family loan delinquencies. At December 31, 2009, one- to four- family loans that were delinquent 30 to 89 days totaled $8.0 million, an increase of $3.8 million from December 31, 2008.

Our allowance for loan losses at December 31, 2009, was $12.3 million, or 1.10% of gross loans, compared to $9.1 million, or 0.73% of gross loans, at December 31, 2008. The $3.2 million, or 35.8%, increase in our allowance for loan losses was primarily due to changed qualitative factors. Our qualitative factors were increased due to the downturn in the U.S. economy, as unemployment remains elevated and real estate values have declined in both our market area and in the U.S. as a whole. Also, qualitative factors were increased due to a trend of increasing non-performing and classified loans in our loan portfolio. The increase in qualitative factors was not based on any specific loan losses on our classified assets.
Foreclosed Assets. Foreclosed assets increased by $2.3 million, from $1.6 million at December 31, 2008 to $3.9 million at December 31, 2009. This increase was caused by the foreclosure in October 2009 of an office building with a carrying value of $2.6 million. The other commercial real estate property in foreclosed assets at December 31, 2009, related to a participation in a loan on an outlet mall with a carrying value of $840,000. In January 2010, this property was sold for a loss to the Company of $59,000; the buyer financed its purchase with a loan from the lending group, resulting in a new loan participation in the Company’s portfolio.
Cash and Cash Equivalents. Cash and cash equivalents increased by $23.0 million, or 70.6%, to $55.5 million at December 31, 2009, from $32.5 million at December 31, 2008. This increase was due to a $26.3 million, or 226.5%, increase in short-term interest bearing deposits in other financial institutions, a result of an increase in customer deposits.
Securities. Our securities portfolio increased by $83.4 million, or 12.7%, to $738.8 million at December 31, 2009, from $655.4 million at December 31, 2008. The increase in our securities portfolio was primarily caused by $714.5 million of securities purchased and was partially offset by maturities and paydowns totaling $559.0 million and sales proceeds totaling $73.8 million. The purchases consisted of $582.0 million of securities deemed available for sale and $132.5 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of short-term U.S. treasuries and government agency discount notes, adjustable rate government and agency mortgage-backed securities, floating rate government and agency collateralized mortgage obligations, callable agency bonds and step-up securities. The held to maturity securities purchased consisted of fixed rate government and agency mortgage backed securities and collateralized mortgage obligations, callable agency bonds and municipal bonds, all with final maturities of less than fifteen years. This mix was determined due to its strong cash flow characteristics in various interest rate environments. The sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a combined cost basis of $71.2 million, resulted in a $1.6 million after-tax increase to earnings. This gain was more than offset by a pre-tax impairment charge of $12.2 million on collateralized debt obligations, which were impaired to their fair value and sold in June 2009.
The decision to sell all of the Company’s collateralized debt obligations in June 2009 was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224,000. We no longer have any collateralized debt obligations in our securities portfolio. Please see Note 4 — Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.

Deposits. Total deposits increased by $248.6 million, or 16.1%, to $1.80 billion at December 31, 2009, from $1.55 billion at December 31, 2008.

	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in thousands)
Non-interest bearing demand	$193,581	$172,395	$21,186	12.3%
Interest bearing demand	268,063	98,884	169,179	171.1
Savings	143,506	144,530	(1,024)	(0.7)
Money Market	549,619	482,525	67,094	13.9
IRA savings	8,710	8,188	522	6.4
Time	633,186	641,568	(8,382)	(1.3)

Total deposits	$1,796,665	$1,548,090	$248,575	16.1%

The increase in deposits was primarily caused by a $169.2 million, or 171.1%, increase in interest bearing demand deposits, which was principally attributable to our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. If the conditions described above are not met, the rate paid decreases to 0.04%. The actual average rate paid on Absolute Checking accounts for the year ended December 31, 2009, was 2.91%. At December 31, 2009, 65% of Absolute Checking customers received online statements, compared to the average of 37% in other consumer checking accounts. Additionally, at December 31, 2009, Absolute Checking customers that represented new households generated 174 new loans totaling more than $6.1 million and 598 new deposit accounts for more than $24.5 million.
Money market deposits increased by $67.1 million, or 13.9%, due to a $68.6 million, or 15.9%, increase in consumer money market accounts, while non-interest bearing demand deposits increased by $21.2 million, or 12.3%, primarily due to $22.3 million in new non-interest bearing checking accounts opened by our mortgage banking company customers who participate in the Purchase Program. Our community bank offices actively sell our deposit products, which are priced to be competitive in the market.
Borrowings. Federal Home Loan Bank advances decreased by $98.3 million, or 23.9%, from $410.8 million at December 31, 2008, to $312.5 million at December 31, 2009. The outstanding balance of Federal Home Loan Bank advances decreased due to monthly principal paydowns. During the year ended December 31, 2009, the Company used deposit growth to fund loans more than utilizing borrowings as a funding source. At December 31, 2009, the Company was eligible to borrow an additional $438.1 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
In addition to Federal Home Loan Bank advances, the Company has a $25.0 million repurchase agreement with Credit Suisse and four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors. The Company has used the proceeds from these loans for general working capital and to support the growth of the Bank.

Shareholders’ Equity. Total shareholders’ equity increased by $11.6 million, or 5.9%, from $194.1 million at December 31, 2008, to $205.7 million at December 31, 2009.

	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Common stock	$262	$262	$—	—%
Additional paid-in capital	118,297	115,963	2,334	2.0
Retained Earnings	111,188	108,332	2,856	2.6
Accumulated other comprehensive income (loss)	3,802	(1,613)	5,415	N/M
Unearned ESOP shares	(6,159)	(7,097)	938	13.2
Treasury stock	(21,708)	(21,708)	—	—

Total shareholders’ equity	$205,682	$194,139	$11,543	5.9%

This increase was primarily caused by a $5.4 million increase in unrealized gains and losses on securities available for sale. This increase was primarily attributable to the impairment and sale of our collateralized debt obligations in June 2009, which removed our loss position in accumulated other comprehensive income. Please see Note 4 — Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information. On April 9, 2009, the FASB issued ASC 320-10-65, which allowed the Company to reverse the non-credit portion of an impairment charge booked to earnings relating to the Company’s collateralized debt obligations in December 2008. The $2.8 million after-tax amount was reflected as a cumulative effect adjustment that increased retained earnings and increased accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital and no impact on tangible common equity. Net income of $2.7 million was partially offset by the payment of dividends totaling $0.23 per share during 2009, which resulted in a $2.5 million reduction to shareholders’ equity.
Comparison of Results of Operation for the Years Ended December 31, 2009 and 2008
General. The Company reported net income of $2.7 million for the year ended December 31, 2009, an increase of $6.0 million from a net loss of $3.3 million for the year ended December 31, 2008. The net loss for 2008 was caused by a $13.8 million pre-tax impairment charge on the Company’s collateralized debt obligations. These collateralized debt obligations were sold in June 2009, and the Company no longer owns any collateralized debt obligations. Prior to the sale, in 2009 the Company recognized a $12.2 million pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations. Please see Note 4 — Securities of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information. Excluding the effects of these two impairment charges, net income for the year ended December 31, 2009 was $10.8 million, an increase of $5.0 million, or 85.4%, from $5.8 million for the year ended December 31, 2008. The increase in net income was primarily due to higher net interest income, increased net gain on sale of loans and a lower effective tax rate, and was partially offset by a higher provision for loan losses and noninterest expense.
Interest Income. Interest income increased by $11.1 million, or 11.4%, from $97.2 million for the year ended December 31, 2008, to $108.3 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$84,197	$66,386	$17,811	26.8%
Securities	23,436	29,391	(5,955)	(20.3)
Interest bearing deposits in other financial institutions	652	1,195	(543)	(45.4)
Federal Home Loan Bank stock	16	271	(255)	(94.1)

	$108,301	$97,243	$11,058	11.4%

The increase in interest income was primarily due to a $17.8 million, or 26.8%, increase in interest income earned on loans compared to the prior year. The average balance of loans (including loans held for sale) increased by $324.0 million, or 29.3%, from $1.1 billion for the year ended December 31, 2008, to $1.4 billion for the year ended December 31, 2009. This was driven by a $264.4 million, or 58.0%, increase in the average balance of one- to four- family real estate loans, which was primarily attributable to $202.5 million of growth in the average balance of Purchase Program loans and the addition of adjustable rate loans which will better position us for a rising rate environment. Purchase Program loans had an average yield of 4.89% for the year ended December 31, 2009, which contributed to the lower yield earned on one- to four- family real estate loans. Additionally, the average balance of commercial real estate loans increased by $91.4 million, or 25.7%, while the yield earned on these loans increased by 21 basis points to 6.45% from 6.24%.
This increase in interest income was partially offset by a $6.0 million, or 20.3%, decrease in interest income earned on securities: although the average balance of our securities portfolio increased, lower yields led to the decline in interest income. The decline in yields earned on securities was due to lower market rates in 2009 for securities purchased and for existing adjustable rate securities that repriced during the year. Overall, the yield earned on interest earning assets decreased by 46 basis points, from 5.47% for the year ended December 31, 2008, to 5.01% for the year ended December 31, 2009.
Interest Expense. Interest expense increased by $3.1 million, or 6.8%, from $46.2 million for the year ended December 31, 2008, to $49.3 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$34,366	$35,529	$(1,163)	(3.3%)
Federal Home Loan Bank advances	14,056	10,340	3,716	35.9
Federal Reserve Bank advances	29	—	29	N/M
Repurchase agreement	707	300	407	135.7
Other borrowings	128	—	128	N/M

	$49,286	$46,169	$3,117	6.8%

The increase in interest expense was primarily due to a $3.7 million increase in interest expense paid on Federal Home Loan Bank advances , as the average balance of these advances increased by $103.9 million. From July 2008 to December 2008, the Company increased the average balance of Federal Home Loan Bank advances by $163.6 million; therefore, in 2009, the Company recognized a full year’s worth of interest expense on the higher average balance of borrowings compared to only six months of increased interest expense in 2008. Additionally, interest expense on the repurchase agreement increased by $407,000, or 135.7%, because the agreement repriced to 3.22% from 1.62% in April 2009 and the repurchase agreement was entered into in April 2008; therefore, nine months of interest expense is reflected in 2008, compared to twelve months of interest expense reflected in 2009. The $128,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of ViewPoint Bank. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%.
The increase in interest expense related to borrowings was partially offset by a $1.2 million, or 3.3%, decrease in interest expense paid on deposits; although the average balance of deposits increased by $299.3 million, or 25.0%, lower rates paid on savings, money market and time accounts led to this decrease. Overall, the rate paid on interest bearing liabilities decreased by 52 basis points, from 3.16% for the year ended December 31, 2008, to 2.64% for the year ended December 31, 2009.

Net Interest Income. Net interest income increased by $7.9 million, or 15.5%, to $59.0 million for the year ended December 31, 2009, from $51.1 million for the year ended December 31, 2008. The net interest rate spread increased six basis points to 2.37% for the year ended December 31, 2009, from 2.31% for the same period last year. The net interest margin decreased 14 basis points to 2.73% for the year ended December 31, 2009, from 2.87% for the year ended December 31, 2008. The decrease in the net interest margin was primarily attributable to Purchase Program loans with an average balance of $211.1 million that were added to our loan portfolio at an average rate of 4.89%. Purchase Program loans adjust with changes to the daily LIBOR. These loans have a yield that is based on the daily LIBOR, with a floor of 2.50% per annum, plus a margin rate. The margin rate, which is based on the underlying mortgage loan as contracted and disclosed in the pricing schedule of each Purchase Program client, ranges between 2.00% and 3.00% per annum, which results in a minimum total rate for Purchase Program loans of 4.50%. All of these loans ended the year at their contractual floor rates. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which will better position us for a rising rate environment.
Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect estimated credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and current factors.
The provision for loan losses was $7.7 million for the year ended December 31, 2009, an increase of $1.5 million, or 24.0%, from $6.2 million for the year ended December 31, 2008. This increase was primarily due to an increase in our qualitative factors due to the downturn in the U.S. economy and a trend of increasing non-performing and classified loans in our loan portfolio. This was not based on any specific loan losses on our classified assets. Also, net charge-offs increased by $1.1 million, while specific valuation allowances on impaired loans increased by $410,000. Provision for loan losses for the year ended December 31, 2008, reflected overall loan growth during 2008 that was absent in 2009. In 2009, the net increase in loans was $50.0 million, compared to a net increase of $477.8 million for 2008. This change was primarily caused by an increase in one- to four-family loans that were sold rather than added to our loan portfolio. In 2009, the Company sold $629.9 million in loans originated by VPBM to outside investors, compared to $285.4 million for 2008.

Net charge-offs for the year ended December 31, 2009, totaled $4.4 million, an increase of 34.9% from $3.3 million for the year ended December 31, 2008. During the fourth quarter of 2009, the Company recorded a charge-off of $835,000 for a commercial real estate loan, which led to the increase in charge-offs for that quarter. Activity in the allowance for loan losses was as follows:

	Three Months Ended				Year Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2009

Beginning balance	$10,955	$9,996	$9,498	$9,068	$9,068

Charge-offs:
One- to four-family real estate	69	106	147	138	460
Commercial real estate	835	—	—	—	835
Home equity	36	9	—	9	54

Total real estate loans	940	115	147	147	1,349

Consumer	629	804	625	868	2,926
Commercial non-mortgage	126	31	372	191	720

Total charge-offs	1,695	950	1,144	1,206	4,995

Recoveries:
One- to four-family real estate	3	3	22	4	32
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—

Total real estate loans	3	3	22	4	32

Consumer	102	113	111	190	516
Commercial non-mortgage	4	18	15	—	37

Total recoveries	109	134	148	194	585

Net charge-offs	1,586	816	996	1,012	4,410
Provision for loan losses	2,941	1,775	1,494	1,442	7,652

Ending balance	$12,310	$10,955	$9,996	$9,498	$12,310

	Three Months Ended				Year Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2008

Beginning balance	$8,514	$7,278	$6,549	$6,165	$6,165

Charge-offs:
One- to four-family real estate	78	—	—	86	164
Commercial real estate	180	—	—	—	180
Home equity	28	—	—	13	41

Total real estate loans	286	—	—	99	385

Consumer	766	733	789	900	3,188
Commercial non-mortgage	214	69	163	7	453

Total charge-offs	1,266	802	952	1,006	4,026

Recoveries:
One- to four-family real estate	4	3	3	3	13
Commercial real estate	—	—	—	—	—
Home equity	1	—	1	2	4

Total real estate loans	5	3	4	5	17

Consumer	149	152	167	251	719
Commercial non-mortgage	—	16	4	2	22

Total recoveries	154	171	175	258	758

Net charge-offs	1,112	631	777	748	3,268
Provision for loan losses	1,666	1,867	1,506	1,132	6,171

Ending balance	$9,068	$8,514	$7,278	$6,549	$9,068

Non-interest Income. Non-interest income increased by $8.3 million, or 44.2%, from $18.9 million for the year ended December 31, 2008, to $27.2 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$18,866	$19,779	$(913)	(4.6%)
Brokerage fees	347	434	(87)	(20.0)
Net gain on sale of loans	16,591	9,390	7,201	76.7
Loan servicing fees	239	252	(13)	(5.2)
Bank-owned life insurance income	539	1,081	(542)	(50.1)
Gain on redemption of Visa, Inc. shares	—	771	(771)	(100.0)
Valuation adjustment on mortgage servicing rights	(191)	—	(191)	N/M
Impairment of collateralized debt obligation (all credit)	(12,246)	(13,809)	1,563	11.3
Gain on sale of available for sale securities	2,377	—	2,377	N/M
Gain (loss) on sale of foreclosed assets	179	(43)	222	N/M
Gain (loss) on disposition of assets	(1,220)	16	(1,236)	N/M
Other	1,718	993	725	73.0

	$27,199	$18,864	$8,335	44.2%

Net gain on sale of loans increased by $7.2 million, or 76.7%, as the Company sold $629.9 million in loans originated by VPBM to outside investors during the year ended December 31, 2009, compared to $285.4 million for the year ended December 31, 2008. Also, in June 2009, we recognized $2.4 million in gain on the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, with a cost basis of $71.2 million. Other non-interest income increased by $725,000, primarily due to a $421,000 increase in the value of an equity investment in a community development-oriented venture capital fund.
Non-interest income for the years ended December 31, 2009, and 2008 included pre-tax impairment charges of $12.2 million and $13.8 million, respectively, on collateralized debt obligations, which were impaired to their fair value and sold in June 2009. During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The Company elected to early-adopt this FSP as of January 1, 2009, and the Company reversed $4.4 million (gross of tax) of this impairment charge through retained earnings, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. In addition, accumulated other comprehensive loss was increased by the corresponding amount, net of tax. During the first quarter of 2009, the Company recognized a $465,000 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related.
During the second quarter of 2009, the Company updated its analysis and recognized $11.8 million in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was determined to be all credit-related. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.

These securities were sold in late June 2009. The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224,000. The Company used the sales proceeds as the estimated fair value of the securities in determining the impairment charge. Therefore, no gain or loss was recognized on the sale of the securities.
Also, non-interest income for the year ended December 31, 2009, included $1.2 million in lease termination fees and leasehold improvement write-offs for ten in-store banking centers closed during the year, which are reported as losses on disposition of assets.
During the year ended December 31, 2009, we recognized a net valuation adjustment of $191,000 to write down our mortgage servicing rights due to industry-wide increased prepayment speeds and lower interest rates, with no similar adjustment made in 2008. Comparatively, in March 2008, we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa, Inc. Class B stock in association with Visa’s initial public offering, with no similar transactions in 2009.
Fee income of $1.9 million generated by our Purchase Program partially offset the decrease in service charges and fees, which was primarily attributable to a $1.8 million decrease in non-sufficient funds fees and a $326,000 decline in debit card income. The decrease in non-sufficient funds fees and debit card income was primarily due to a trend of lower volume in these types of transactions. Also, fees for late loan payments and other miscellaneous lending services declined by $225,000 primarily due to the decline in our consumer lending portfolio. Bank-owned life insurance income declined by $542,000 due to a decrease in the average crediting rate, which is the yield that the Company receives on the bank-owned life insurance balance carried on the Company’s balance sheet. The average crediting rate declined due to lower market rates of interest during the year.
Non-interest Expense. Non-interest expense increased by $5.5 million, or 8.0%, from $69.4 million for the year ended December 31, 2008, to $74.9 million for the year ended December 31, 2009.

	Year Ended
	December 31,		Dollar	Percent
	2009	2008	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$46,777	$43,560	$3,217	7.4%
Advertising	1,284	2,296	(1,012)	(44.1)
Occupancy and equipment	5,999	5,772	227	3.9
Outside professional services	1,882	2,004	(122)	(6.1)
Regulatory assessments	4,018	1,225	2,793	228.0
Data processing	4,209	4,001	208	5.2
Office operations	5,984	6,111	(127)	(2.1)
Deposit processing charges	862	990	(128)	(12.9)
Lending and collection	1,278	1,276	2	0.2
Other	2,639	2,124	515	24.2

	$74,932	$69,359	$5,573	8.0%

The increase in non-interest expense was primarily due to a $3.2 million, or 7.4%, increase in salaries and employee benefits expense and a $2.8 million, or 228.0%, increase in regulatory assessments. The increase in salaries and employee benefits expense was chiefly attributable to $2.2 million of increased salary and commission expense for VPBM. $1.2 million of the increase was due to increased commissions due to higher mortgage loan originations, while $989,000 was due to an increase in the salaried employee headcount, primarily attributable to new loan production offices opened and a change in salary structure. This increase in VPBM expense is more than offset by a $7.2 million increase in the net gain on sale of loans, which is reported in non-interest income.

In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie and incurred a full year’s worth of expense for our community bank offices in Oak Cliff and Northeast Tarrant County, which were opened in 2008. Additionally, we initiated our Purchase Program in July 2008; therefore 2009 salary expense includes a full year of expense for this department compared to six months of expense in 2008. These staffing increases led to additional salary expense of $1.3 million; however, this additional expense was partially offset by $1.2 million in expense savings due to the closure of ten in-store banking centers in 2009. Also contributing to the increase in salaries and employee benefits expense was a $416,000 increase in healthcare benefits expense as the Company experienced increased claims in 2009 compared to 2008.
Advertising expense decreased by $1.0 million, or 44.1%, as we shifted our focus to emphasize community marketing efforts rather than mass branding campaigns. Regulatory assessments expense included a $1.1 million FDIC special assessment booked as expense in the second quarter of 2009. This special assessment, adopted in May 2009, assessed FDIC-insured banks five basis points on a base of total assets less Tier One capital. Additionally, regulatory assessments were higher in 2009 due to a higher assessment rate and an increased deposit base. Other non-interest expense increased by $515,000 primarily due to an increase in regulatory compliance expense associated with VPBM.
Income Tax Expense. During the year ended December 31, 2009, we recognized income tax expense of $960,000 on our pre-tax income compared to an income tax benefit of $2.3 million for the year ended December 31, 2008. In 2008, the Company recognized a pre-tax loss of $5.6 million due to the $13.8 million impairment charge on collateralized debt obligations. The variance in pre-tax income from 2008 to 2009 caused the increase in income tax expense. The effective tax rate for the year ended December 31, 2009 was 26.4%; this was lower than the Company’s federal tax rate of 34.0% due to tax benefits relating to our bank-owned life insurance policy, the purchase of municipal bonds and a tax credit received on an equity investment in a community development-oriented venture capital fund.
Comparison of Results of Operation for the Years Ended December 31, 2008 and 2007
General. For the year ended December 31, 2008, the Company recorded a net loss of $3.3 million, a decrease of $8.4 million from net income of $5.1 million for the year ended December 31, 2007. The Company recognized an other-than-temporary non-cash pre-tax impairment charge through earnings on collateralized debt obligations of $13.8 million, which caused the net loss. Excluding this impairment charge, non-interest income increased by $6.7 million and interest income increased by $13.0 million. The increased interest income was partially offset by a $5.1 million increase in interest expense, while non-interest expense increased by $11.4 million and the provision for loan losses increased by $2.9 million.
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
Interest Income. Interest income increased by $13.0 million, or 15.4%, to $97.2 million for the year ended December 31, 2008, from $84.2 million for the year ended December 31, 2007.

	Year Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$66,386	$54,674	$11,712	21.4%
Securities	29,391	25,485	3,906	15.3
Interest bearing deposits in other financial institutions	1,195	3,865	(2,670)	(69.1)
Federal Home Loan Bank stock	271	208	63	30.3

	$97,243	$84,232	$13,011	15.4%

This growth was primarily due to an $11.7 million, or 21.4%, increase in loan interest income, as the average balance of our loan portfolio increased by $181.9 million, or 19.7%, from $923.3 million for the year ended December 31, 2007, to $1.11 billion for the year ended December 31, 2008. Also, interest income on securities increased by $3.9 million, or 15.3%, from $25.5 million for the year ended December 31, 2007, to $29.4 million for the year ended December 31, 2008. While the average yields earned on mortgage-backed securities and collateralized mortgage obligations for the year ended December 31, 2008, decreased by 31 basis points and 80 basis points, respectively, from the year ended December 31, 2007, the average balances in these categories increased by $102.1 million and $21.8 million, respectively, for the same periods. The average yield and average balance of other investment securities, which include agency and municipal bonds, Small Business Administration loan pools, and collateralized debt obligations, increased by 22 basis points and $13.1 million, respectively, from the year ended December 31, 2007, to the year ended December 31, 2008. Overall, the average yield on interest earning assets decreased by 23 basis points, from 5.70% for the year ended December 31, 2007, to 5.47% for the year ended December 31, 2008, primarily due to the reduction in market interest rates during the period.
The increase in interest income due to the higher balances of loans and securities was partially offset by lower interest income from interest bearing deposits in other financial institutions, which decreased by $2.7 million, or 69.1%, from $3.9 million for the year ended December 31, 2007, to $1.2 million for the year ended December 31, 2008. This decline was primarily attributable to a decrease of $24.5 million, or 32.6%, in the average balance retained in these accounts, from $75.3 million for the year ended December 31, 2007, to $50.8 million for the year ended December 31, 2008. The funds moved from interest earning deposit accounts in other financial institutions have been reinvested in loans and securities. A 278 basis point decline in the average yield earned on these deposits for the year ended December 31, 2008, also contributed to the decline in interest income they generated as the Federal Open Market Committee reduced its target for the federal funds rate by 400 basis points during 2008.
Interest Expense. Interest expense increased by $5.1 million, or 12.3%, from $41.1 million for the year ended December 31, 2007, to $46.2 million for the year ended December 31, 2008.

	Year Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$35,529	$37,073	$(1,544)	(4.2%)
Federal Home Loan Bank advances	10,340	4,048	6,292	155.4
Repurchase agreement	300	—	300	N/M

	$46,169	$41,121	$5,048	12.3%

This increase was caused by higher average balances of advances and other borrowings, which increased from $79.0 million for the year ended December 31, 2007, to $264.5 million for the year ended December 31, 2008. This $185.5 million, or 234.7%, increase led to a $6.6 million, or 162.8%, increase in interest expense paid on borrowings. The increase in interest expense on advances was partially offset by a 110 basis point decline in the rate paid for borrowings, as the average rate for the year ended December 31, 2008, dropped to 4.02% from 5.12% for 2007.
A decline of $1.5 million, or 4.2%, in interest expense on deposits also helped to offset the increase in other types of interest expense. This decrease was due to lower rates paid on our savings, money market and time deposits as a result of the falling interest rate environment. The average rates paid on savings and money market accounts and on time deposits decreased from 2.85% and 4.87%, respectively, for the year ended December 31, 2007, to 2.41% and 3.90%, respectively, for the year ended December 31, 2008. While the average balance of savings and money market accounts declined by $21.6 million for the year ended December 31, 2008, the average balance of time deposits increased by $129.2 million. Overall, the average rate paid on interest bearing liabilities decreased 40 basis points, from 3.56% for the year ended December 31, 2007, to 3.16% for the year ended December 31, 2008.

Net Interest Income. Net interest income increased by $8.0 million, or 18.5%, to $51.1 million for the year ended December 31, 2008, from $43.1 million for the year ended December 31, 2007. The net interest rate spread increased 17 basis points to 2.31% for the year ended December 31, 2008, from 2.14% for 2007. The net interest rate margin decreased five basis points to 2.87% for the year ended December 31, 2008, from 2.92% for 2007.
Provision for Loan Losses. Based on management’s evaluation, provisions for loan losses of $6.2 million and $3.3 million were made during the years ended December 31, 2008, and December 31, 2007, respectively. The $2.9 million, or 88.8%, increase in provisions for loan losses was primarily caused by the growth of our loan portfolio. Compared to the year ended December 31, 2007, our average balance of loans increased by $181.9 million, or 19.7%, with the growth being driven by residential and commercial real estate loans and our warehouse lending and Purchase Program. While provision expense increased, net charge-offs decreased by $342,000, or 9.5%, from $3.6 million for the year ended December 31, 2007, to $3.3 million for the year ended December 31, 2008. The decline in charge-offs was primarily caused by lower balances in consumer loans, which generally entail greater risk than do one-to four- family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles. At December 31, 2008, our allowance for loans losses to total loans was 0.73%, compared to 0.67% at December 31, 2007.
Non-interest Income. Non-interest income decreased by $7.0 million, or 27.2%, to $18.9 million for the year ended December 31, 2008, from $25.9 million for the year ended December 31, 2007.

	Year Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$19,779	$22,389	$(2,610)	(11.7%)
Brokerage fees	434	602	(168)	(27.9)
Net gain on sale of loans	9,390	1,298	8,092	623.4
Loan servicing fees	252	305	(53)	(17.4)
Bank-owned life insurance income	1,081	460	621	135.0
Gain on redemption of Visa, Inc. shares	771	—	771	N/M
Impairment of collateralized debt obligation (all credit)	(13,809)	—	(13,809)	N/M
Gain (loss) on sale of foreclosed assets	(43)	(34)	(9)	(26.5)
Gain (loss) on disposition of assets	16	(164)	180	N/M
Other	993	1,069	(76)	(7.1)

	$18,864	$25,925	$(7,061)	(27.2%)

The decline in non-interest income was caused by a $13.8 million non-cash impairment charge to write down our collateralized debt obligations to their fair value of $7.9 million. This charge was partially offset by an $8.1 million, or 623.4%, increase in the net gain on sales of loans, as we sold $285.4 million in mortgage loans to outside investors during the year ended December 31, 2008. The Company completed its acquisition of the assets of Bankers Financial Mortgage Group, Ltd. (“BFMG”) on September 1, 2007; therefore, the Company did not recognize similar gains on loan sales for the year ended December 31, 2007.
Bank-owned life insurance income from a policy purchased in September 2007 totaled $1.1 million for the year ended December 31, 2008, compared to $460,000 for the year ended December 31, 2007, which also contributed to the increase in non-interest income. Additionally, in March 2008 we recognized a gain of $771,000 resulting from the redemption of 18,029 shares of Visa Class B stock in association with Visa’s initial public offering. This increase was partially offset by a $2.6 million decline in service charges and fees primarily due to lower account service charges, lending fees and non-sufficient fund fees.

Non-interest Expense. Non-interest expense increased by $11.4 million, or 19.7%, to $69.4 million for the year ended December 31, 2008, from $58.0 million for the year ended December 31, 2007.

	Year Ended
	December 31,		Dollar	Percent
	2008	2007	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$43,560	$31,557	$12,003	38.0%
Advertising	2,296	2,238	58	2.6
Occupancy and equipment	5,772	5,198	574	11.0
Outside professional services	2,004	2,923	(919)	(31.4)
Regulatory assessments	1,225	1,236	(11)	(0.9)
Data processing	4,001	4,055	(54)	(1.3)
Office operations	6,111	6,287	(176)	(2.8)
Deposit processing charges	990	1,145	(155)	(13.5)
Lending and collection	1,276	1,120	156	13.9
Other	2,124	2,198	(74)	(3.4)

	$69,359	$57,957	$11,402	19.7%

The rise in non-interest expense was primarily attributable to higher salaries and employee benefit expense of $12.0 million, or 38.0%, as our full-time employee equivalent count increased from 547 at December 31, 2007, to 656 at December 31, 2008. Over that twelve month period, we added employees due to the September 2007 BFMG acquisition and the expansion of our community bank office network, as well as hired experienced retail banking and warehouse lending personnel, all of whom helped us to fully serve our customers by providing a wide range of banking services. Community bank office staff hired since December 2007 included staff for our Northeast Tarrant County community bank office, which opened in August 2008, and our Oak Cliff community bank office, which opened in late October 2008.
Included in salary expense for the year ended December 31, 2008, are nonrecurring earnout payments totaling $228,000 to former partners of BFMG related to the acquisition agreement for that transaction, with no similar payments during the year ended December 31, 2007. Also, the Company recognized higher share-based compensation expense of $629,000 from the Equity Incentive Plan approved in May 2007, which contributed approximately seven months of expense in 2007 compared to a full year of expense in 2008. The increase in non-interest expense was partially offset by lower outside professional services expense of $919,000 during the year ended December 31, 2008, due to the reversal of $446,000 of the Visa litigation liability originally recorded in the fourth quarter of 2007. In October 2008, we received notice from Visa that they had reached a settlement in principle with Discover Financial Services, which was covered litigation under Visa’s retrospective responsibility plan. Although we were not named as a defendant in this lawsuit, in accordance with Visa bylaws, we may have been required to share in certain losses as a member of Visa. In December 2008, we received notification that Visa deposited additional funds to its litigation escrow, allowing member institutions to reverse all of the previously recorded liability.
Income Tax Expense. During the year ended December 31, 2008, we recognized an income tax benefit of $2.3 million on our pre-tax income compared to income tax expense of $2.7 million for the year ended December 31, 2007. The Company recognized a pre-tax loss of $5.6 million due to the $13.8 million non-cash write down of our collateralized debt obligations to fair value. The effective tax rate for the year ended December 31, 2008 was lower than the Company’s federal tax rate of 34.0% due to tax benefits relating to our bank-owned life insurance policy and a tax credit received on an equity investment in a community development-oriented venture capital fund.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented are the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2009			2008			2007
	Average			Average			Average
	Outstanding	Interest		Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$720,487	$39,244	5.45%	$456,116	$25,913	5.68%	$319,299	$18,253	5.72%
Commercial real estate	446,459	28,788	6.45	355,056	22,169	6.24	194,088	12,065	6.22
Home equity	99,468	5,977	6.01	91,820	5,784	6.30	82,969	5,686	6.85
Consumer	116,194	7,202	6.20	176,878	10,771	6.09	309,455	17,184	5.55
Commercial non-mortgage	57,601	2,986	5.18	33,051	1,749	5.29	21,695	1,486	6.85
Less: deferred fees and allowance for loan loss	(10,998)	—	—	(7,717)	—	—	(4,233)	—	—

Loans receivable [1]	1,429,211	84,197	5.89	1,105,204	66,386	6.01	923,273	54,674	5.92
Agency mortgage-backed securities	299,863	12,131	4.05	223,895	10,881	4.86	121,762	6,296	5.17
Agency collateralized mortgage obligations	292,187	9,601	3.29	330,614	15,505	4.69	308,799	16,965	5.49
Investment securities	52,692	1,704	3.23	57,276	3,005	5.25	44,184	2,224	5.03
FHLB stock	15,473	16	0.10	10,189	271	2.66	4,467	208	4.66
Interest earning deposit accounts	73,215	652	0.89	50,759	1,195	2.35	75,341	3,865	5.13

Total interest earning assets	2,162,641	108,301	5.01	1,777,937	97,243	5.47	1,477,826	84,232	5.70

Non-interest earning assets	125,752			117,350			121,729

Total assets	$2,288,393			$1,895,287			$1,599,555

Interest bearing liabilities:
Interest bearing demand	163,625	3,350	2.05%	78,347	868	1.11%	66,258	428	0.65%
Savings and money market	670,369	12,007	1.79	599,549	14,442	2.41	621,099	17,711	2.85
Time	661,301	19,009	2.87	518,069	20,219	3.90	388,895	18,934	4.87
Borrowings	374,408	14,920	3.98	264,500	10,640	4.02	79,025	4,048	5.12

Total interest bearing liabilities	1,869,703	49,286	2.64	1,460,465	46,169	3.16	1,155,277	41,121	3.56

Non-interest bearing liabilities	220,229			234,071			232,751

Total liabilities	2,089,932			1,694,536			1,388,028

Total capital	198,461			200,751			211,527

Total liabilities and capital	$2,288,393			$1,895,287			$1,599,555

Net interest income		$59,015			$51,074			$43,111

Net interest rate spread			2.37%			2.31%			2.14%

Net earning assets	$292,938			$317,472			$322,549

Net interest margin			2.73%			2.87%			2.92%

Average interest earning assets to average interest bearing liabilities	115.67%			121.74%			127.92%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to changes in interest rates. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31,
	2009 versus 2008			2008 versus 2007
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$14,441	$(1,110)	$13,331	$7,774	$(114)	$7,660
Commercial real estate	5,873	746	6,619	10,050	54	10,104
Home equity	467	(274)	193	579	(481)	98
Consumer	(3,758)	189	(3,569)	(7,942)	1,529	(6,413)
Commercial non-mortgage	1,273	(36)	1,237	655	(392)	263

Loans receivable	18,296	(485)	17,811	11,116	596	11,712
Agency mortgage-backed securities	3,278	(2,028)	1,250	4,985	(400)	4,585
Agency collateralized mortgage obligations	(1,651)	(4,253)	(5,904)	1,141	(2,601)	(1,460)
Investment securities	(225)	(1,076)	(1,301)	683	98	781
FHLB stock	93	(348)	(255)	181	(118)	63
Interest earning deposit accounts	392	(935)	(543)	(1,004)	(1,666)	(2,670)

Total interest earning assets	20,183	(9,125)	11,058	17,102	(4,091)	13,011

Interest bearing liabilities:
Interest bearing demand	1,395	1,087	2,482	89	351	440
Savings and money market	1,568	(4,003)	(2,435)	(597)	(2,672)	(3,269)
Time	4,836	(6,046)	(1,210)	5,508	(4,223)	1,285
Borrowings	4,381	(101)	4,280	7,632	(1,040)	6,592

Total interest bearing liabilities	12,180	(9,063)	3,117	12,632	(7,584)	5,048

Net interest income	$8,003	$(62)	$7,941	$4,470	$3,493	$7,963

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
Planning for the Bank’s normal business liquidity needs, both expected and unexpected, is done on a daily and short-term basis through the cash management function. On a longer-term basis it is accomplished through the budget and strategic planning functions, with support from internal asset/liability management software model projections.
The Liquidity Committee adds liquidity contingency planning to the process by focusing on possible scenarios that would stress liquidity beyond the Bank’s normal business liquidity needs. These scenarios may include local/regional adversity and national adversity situations.
Management recognizes that the events and their severity of liquidity stress leading up to and occurring during a liquidity stress event cannot be precisely defined or listed. Nevertheless, management believes that liquidity stress events can be categorized into sources and levels of severity, with responses that apply to various situations.

In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2009, the Company had an additional borrowing capacity of $438.1 million with the Federal Home Loan Bank of Dallas (FHLB). The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of December 31, 2009, collateral pledged had a market value of $83.9 million. Also, at December 31, 2009, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.
As of December 31, 2009, the Company has classified 65.5% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
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
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. The Company has also repurchased shares of its common stock. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006. We also have the ability to receive dividends or capital distributions from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2009, the Company (on an unconsolidated basis) had liquid assets of $8.3 million.
The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2009, the total approved loan commitments (including Purchase Program commitments) and unused lines of credit outstanding amounted to $283.3 million and $79.8 million, respectively, as compared to $127.7 million and $102.5 million, respectively, as of December 31, 2008. Certificates of deposit scheduled to mature in one year or less at December 31, 2009 totaled $416.2 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
On December 30, 2009, the FDIC’s Deposit Insurance Fund restoration plan required banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the plan, which applies to all banks except those with liquidity problems, banks were assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning January 1, 2011, the base rate increases by three basis points. The Company had the necessary liquidity to accommodate this prepayment of premiums and did not experience any material impact on its liquidity as a result of this action.
During 2009, cash and cash equivalents increased by $23.0 million, or 70.6%, from $32.5 million as of December 31, 2008, to $55.5 million as of December 31, 2009. Cash provided by investing activities of $34.5 million and cash provided by financing activities of $157.8 million more than offset cash used for operating activities of $169.3 million. Primary sources of cash for the year ended December 31, 2009 included proceeds from the sale of loans held for sale of $5.6 billion (primarily related to our Purchase Program), increased deposits of $248.6 million, and maturities, prepayments and calls of available for sale securities of $509.4 million. Primary uses of cash for the year ended December 31, 2009, included loans originated or purchased for sale of $5.7 billion (primarily related to our Purchase Program) and purchases of securities totaling $714.5 million.
During 2008, cash and cash equivalents decreased by $41.0 million, or 55.8%, from $73.5 million at December 31, 2007, to $32.5 million at December 31, 2008. Cash used for operating activities of $120.4 million and cash used for investing activities of $471.0 million more than offset cash provided by financing activities of $550.4 million. Primary sources of cash for the year ended December 31, 2008, included an increase in deposits of $250.5 million, proceeds from sales of loans held for sale of $453.9 million and proceeds from Federal Home Loan Bank advances of $313.0 million. Primary uses of cash included loans originated or purchased for sale of $591.2 million, purchases of held-to-maturity securities of $176.6 million and a net change in loans of $341.7 million.
Please see Item 1A (Risk Factors) under Part 1 of this Form 10-K for information regarding liquidity risk.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates. In addition to the commitments below, the Company had overdraft protection available in the amounts of $73.0 million and $66.7 million for December 31, 2009, and 2008, respectively.

	December 31, 2009
		One	Four
	Less than	through	through	After Five
	One Year	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations:
Federal Home Loan Bank advances	$48,636	$116,328	$60,039	$87,501	$312,504
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)	1,299	1,823	856	3,211	7,189

Total advances and operating leases	$49,935	$118,151	$70,895	$115,712	354,693

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	20,063
Commitments to originate loans	—	—	—	—	64,596
Unused commitment on Purchase Program loans	—	—	—	—	198,626
Unused lines of credit	—	—	—	—	79,750

Total loan commitments	—	—	—	—	363,035

Total contractual obligations and loan commitments					$717,728

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at December 31, 2009, and 2008, ViewPoint Bank was considered to be well-capitalized. See “How We Are Regulated — Regulatory Capital Requirements.”
At December 31, 2009, ViewPoint Bank’s equity totaled $194.5 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions. The total risk-based capital ratio for December 31, 2009, and December 31, 2008, was 15.27% and 11.18%, respectively. The tier one capital ratio for December 31, 2009, and December 31, 2008, was 7.99% and 7.02%, respectively.
The Company’s equity totaled $205.7 million, or 8.6% of total assets, at December 31, 2009. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate. During the year ended December 31, 2009, the Company contributed $19.5 million in capital to the Bank. The Company made the capital contribution to ensure that the Bank remains well-capitalized as it continues to grow.

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index (“CPI”) coincides with changes in interest rates or asset values. For example, the price of one or more of the components of the CPI may fluctuate considerably, influencing composite CPI, without having a corresponding affect on interest rates, asset values, or the cost of those goods and services normally purchased by the Bank. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates tend to increase the cost of funds. In other years, the opposite may occur.
Recent Accounting Pronouncements
For discussion of Recent Accounting Pronouncements, please see Note 1 — Adoption of New Accounting Standards and Note 1 — Effect of Newly Issued But Not Yet Effective Accounting Standards of the Notes to Consolidated Financial Statements under Item 8 of this report.

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
The Company is subject to interest rate risk to the extent that its interest bearing liabilities, primarily deposits and Federal Home Loan Bank advances and other borrowings, reprice more rapidly or slowly, or at different rates than its interest earning assets, primarily loans and investment securities. The Bank calculates interest rate risk by entering relevant contractual and projected information into the asset/liability management software model. Data required by the model includes balance, rate, pay down, and maturity. For items that contractually reprice, the repricing index, spread, and frequency are entered, including any initial, periodic, and lifetime interest rate caps and floors.
In order to manage and monitor the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, the Bank has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Bank, which is implemented by the Asset/Liability Management Committee.
The purpose of the Asset/Liability Management Committee is to communicate, coordinate, monitor, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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
A key element of the Bank’s asset/liability management plan is to protect net earnings by managing the inherent maturity and repricing mismatches between its interest earning assets and interest bearing liabilities. The Bank manages earnings exposure through the addition of adjustable rate loans and investment securities, through the sale of certain fixed rate loans in the secondary market, and by entering into appropriate term Federal Home Loan Bank advance agreements.
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
The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of December 31, 2009, and December 31, 2008, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.
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
We have implemented a strategic plan to mitigate interest rate risk. This plan includes the ongoing review of our mix of fixed rate versus variable rate loans, investments, deposits, and borrowings. When available, high quality adjustable rate assets are purchased. These assets reduce our sensitivity to upward interest rate shocks. On the liability side of the balance sheet, term borrowings are added as appropriate. These borrowings will be of a size and term so as to impact and mitigate duration mismatches, reducing our sensitivity to upward interest rate shocks. These strategies are implemented as needed and as opportunities arise to mitigate interest rate risk without materially sacrificing earnings.

December 31, 2009
Change in
Interest
Rates in
Basis	Net Portfolio Value			NPV
Points	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)
300	174,615	(42,468)	(19.56)	7.82
200	192,168	(24,915)	(11.48)	8.41
100	207,861	(9,222)	(4.25)	8.90
—	217,083	—	—	9.11
(100)	218,003	920	0.42	9.00
(200)	221,750	4,667	2.15	9.01

December 31, 2008
Change in
Interest
Rates in
Basis	Net Portfolio Value			NPV
Points	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)
300	116,243	(55,211)	(32.20)	5.61
200	138,395	(33,059)	(19.28)	6.51
100	158,694	(12,760)	(7.44)	7.28
—	171,454	—	—	7.70
(100)	173,147	1,693	0.99	7.65
(200)	171,964	510	0.30	7.48
The Bank’s NPV was $217.1 million, or 9.11%, of the market value of portfolio assets as of December 31, 2009, a $45.6 million increase from $171.5 million, or 7.70%, of the market value of portfolio assets as of December 31, 2008. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $24.9 million decrease in our NPV at December 31, 2009, a decrease from $33.1 million at December 31, 2008, and would result in a 70 basis point decrease in our NPV ratio to 8.41% at December 31, 2009, as compared to a 119 basis point decrease to 6.51% at December 31, 2008. An immediate 200 basis point decrease in market interest rates would result in a $4.7 million increase in our NPV at December 31, 2009, compared to $510,000 at December 31, 2008, and would result in a ten basis point decrease in our NPV ratio to 9.01% at December 31, 2009, as compared to a 22 basis point decrease in our NPV ratio to 7.48% at December 31, 2008.
In addition to monitoring selected measures of NPV, management also calculates and monitors potential effects on net interest income resulting from increases or decreases in rates. This process is used in conjunction with NPV measures to identify interest rate risk on both a global and account level basis. In managing our mix of assets and liabilities, while considering the relationship between long and short term interest rates, market conditions, and consumer preferences, we may place somewhat greater emphasis on maintaining or increasing the Bank’s net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.
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

In evaluating the Bank’s exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, their interest rate drivers may react in different degrees to changes in market interest rates (basis risk). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset (initial, periodic, and lifetime caps and floors). Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Bank considers all of these factors in monitoring its exposure to interest rate risk. Also of note, the current historically low interest rate environment has resulted in asymmetrical interest rate risk. Certain repricing liabilities cannot be fully shocked downward. Assets with prepayment options are being monitored. Current market rates and customer behavior are being considered in the management of interest rate risk.
The Board of Directors and management believe that the Bank’s ability to successfully manage and mitigate its exposure to interest rate risk is strengthened by several key factors. For example, the Bank manages its balance sheet duration and overall interest rate risk by placing a preference on originating and retaining adjustable rate loans and selling originated fixed rate residential mortgage loans. In addition, the Bank borrows at various maturities from the Federal Home Loan Bank to mitigate mismatches between the asset and liability portfolios. Furthermore, the investment securities portfolio is used as a primary interest rate risk management tool through the duration and repricing targeting of purchases and sales.

Item 8.	Financial Statements and Supplementary Data
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
ViewPoint Financial Group and Subsidiary
Plano, Texas
We have audited the accompanying consolidated balance sheets of ViewPoint Financial Group and Subsidiary (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited ViewPoint Financial Group and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting as disclosed in Item 9A(b). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ViewPoint Financial Group and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ViewPoint Financial Group and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
Oak Brook, Illinois
March 4, 2010

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$17,507	$20,886
Short-term interest bearing deposits in other financial institutions	37,963	11,627

Total cash and cash equivalents	55,470	32,513
Securities available for sale	484,058	483,016
Securities held to maturity (fair value December 31, 2009 — $260,814, December 31, 2008 — $176,579)	254,724	172,343
Loans held for sale	341,431	159,884
Loans, net of allowance of $12,310 — December 31, 2009, $9,068 — December 31, 2008	1,108,159	1,239,708
Federal Home Loan Bank stock, at cost	14,147	18,069
Bank-owned life insurance	28,117	27,578
Mortgage servicing rights	872	1,372
Foreclosed assets, net	3,917	1,644
Premises and equipment, net	50,440	45,937
Goodwill	1,089	1,089
Accrued interest receivable	8,099	8,519
Prepaid FDIC assessment	9,134	—
Other assets	19,847	21,743

Total assets	$2,379,504	$2,213,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	193,581	172,395
Interest bearing demand	268,063	98,884
Savings and money market	701,835	635,243
Time	633,186	641,568

Total deposits	1,796,665	1,548,090
Federal Home Loan Bank advances	312,504	410,841
Repurchase agreement	25,000	25,000
Other borrowings	10,000	—
Accrued interest payable	1,884	1,769
Other liabilities	27,769	33,576

Total liabilities	2,173,822	2,019,276

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued — December 31, 2009; 26,208,958 shares issued — December 31, 2008	262	262
Additional paid-in capital	118,297	115,963
Retained earnings	111,188	108,332
Accumulated other comprehensive income (loss)	3,802	(1,613)
Unearned Employee Stock Ownership Plan (ESOP) shares; 610,647 shares — December 31, 2009; 704,391 shares — December 31, 2008	(6,159)	(7,097)
Treasury stock, at cost; 1,279,801 shares — December 31, 2009; 1,279,801 shares — December 31, 2008	(21,708)	(21,708)

Total shareholders’ equity	205,682	194,139

Total liabilities and shareholders’ equity	$2,379,504	$2,213,415

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$84,197	$66,386	$54,674
Taxable securities	22,919	29,266	25,485
Nontaxable securities	517	125	—
Interest bearing deposits in other financial institutions	652	1,195	3,865
Federal Home Loan Bank stock	16	271	208

	108,301	97,243	84,232
Interest expense
Deposits	34,366	35,529	37,073
Federal Home Loan Bank advances	14,056	10,340	4,048
Federal Reserve Bank advances	29	—	—
Repurchase agreement	707	300	—
Other borrowings	128	—	—

	49,286	46,169	41,121

Net interest income	59,015	51,074	43,111
Provision for loan losses	7,652	6,171	3,268

Net interest income after provision for loan losses	51,363	44,903	39,843

Non-interest income
Service charges and fees	18,866	19,779	22,389
Brokerage fees	347	434	602
Net gain on sale of loans	16,591	9,390	1,298
Loan servicing fees	239	252	305
Bank-owned life insurance income	539	1,081	460
Gain on redemption of Visa, Inc. shares	—	771	—
Valuation adjustment on mortgage servicing rights	(191)	—	—
Impairment of collateralized debt obligations (all credit)	(12,246)	(13,809)	—
Gain on sale of available for sale securities	2,377	—	—
Gain (loss) on sale of foreclosed assets	179	(43)	(34)
Gain (loss) on disposition of assets	(1,220)	16	(164)
Other	1,718	993	1,069

	27,199	18,864	25,925
Non-interest expense
Salaries and employee benefits	46,777	43,560	31,557
Advertising	1,284	2,296	2,238
Occupancy and equipment	5,999	5,772	5,198
Outside professional services	1,882	2,004	2,923
Regulatory assessments	4,018	1,225	1,236
Data processing	4,209	4,001	4,055
Office operations	5,984	6,111	6,287
Deposit processing charges	862	990	1,145
Lending and collection	1,278	1,276	1,120
Other	2,639	2,124	2,198

	74,932	69,359	57,957

Income (loss) before income tax expense (benefit)	3,630	(5,592)	7,811
Income tax expense (benefit)	960	(2,277)	2,744

Net income (loss)	$2,670	$(3,315)	$5,067

Earnings (loss) per share:
Basic	$0.11	$(0.14)	$0.20

Diluted	$0.11	$(0.14)	$0.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31,
(Dollar amounts in thousands)

	2009	2008	2007

Net income (loss)	$2,670	$(3,315)	$5,067

Other comprehensive income (loss):

Change in unrealized gains (losses) on securities available for sale	1,261	(17,545)	1,423
Reclassification of amount realized through impairment charges	12,246	13,809	—
Reclassification of amount realized through sale of securities	(2,377)	—	—
Tax effect	(2,872)	1,262	(493)

Other comprehensive income (loss), net of tax	8,258	(2,474)	930

Comprehensive income (loss)	$10,928	$(5,789)	$5,997

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	$258	$111,844	$(9,104)	$111,849	$(69)	$—	$214,778
ESOP shares earned, 92,839 shares	—	682	928	—	—	—	1,610
Treasury stock purchased at cost, 1,000,455 shares	—	—	—	—	—	(17,566)	(17,566)
Share-based compensation expense	—	1,090	—	—	—	—	1,090
Restricted stock granted (420,208 shares)	4	(4)	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	(2,115)	—	—	(2,115)
Comprehensive income:
Net income	—	—	—	5,067	—	—	5,067
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	930	—	930

Total comprehensive income							5,997

Balance at December 31, 2007	262	113,612	(8,176)	114,801	861	(17,566)	203,794

ESOP shares earned, 107,955 shares	—	881	1,079	—	—	—	1,960
Treasury stock purchased at cost, 289,346 shares	—	—	—	—	—	(4,312)	(4,312)
Share-based compensation expense	—	1,719	—	—	—	—	1,719
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(79)	—	—	—	—	(79)
Restricted stock granted (10,000 shares)	—	(170)	—	—	—	170	—
Dividends declared ($0.29 per share)	—	—	—	(3,154)	—	—	(3,154)
Comprehensive loss:
Net loss	—	—	—	(3,315)	—	—	(3,315)
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	(2,474)	—	(2,474)

Total comprehensive loss							(5,789)

Balance at December 31, 2008	262	115,963	(7,097)	108,332	(1,613)	(21,708)	194,139
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands, except per share and share data)

					Accumulated
		Additional	Unearned		Other		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2008	262	115,963	(7,097)	108,332	(1,613)	(21,708)	194,139
Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance (net of tax)	—	—	—	2,843	(2,843)	—	—
ESOP shares earned, 93,744 shares	—	707	938	(185)	—	—	1,460
Share-based compensation expense	—	1,763	—	—	—	—	1,763
Adjustment to deferred tax asset for difference between fair value of vested restricted stock and expense booked	—	(136)	—	—	—	—	(136)
Dividends declared ($0.23 per share)	—	—	—	(2,472)	—	—	(2,472)
Comprehensive income:
Net income	—	—	—	2,670	—	—	2,670
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	—	7,101	—	7,101
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	—	1,157	—	1,157

Total comprehensive income							10,928

Balance at December 31, 2009	$262	$118,297	$(6,159)	$111,188	$3,802	$(21,708)	$205,682

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$2,670	$(3,315)	$5,067
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	7,652	6,171	3,268
Depreciation and amortization	3,784	4,365	4,469
Premium amortization and accretion of securities, net	1,034	(767)	(873)
Gain on sale of available for sale securities	(2,377)	—	—
Impairment of collateralized debt obligations	12,246	13,809	—
ESOP compensation expense	1,460	1,960	1,610
Share-based compensation expense	1,763	1,719	1,090
Amortization of mortgage servicing rights	309	292	291
Net gain on loans held for sale	(16,591)	(9,390)	(1,298)
Loans originated or purchased for sale	(5,742,599)	(591,218)	(87,378)
Proceeds from sale of loans held for sale	5,577,643	453,896	78,716
FHLB stock dividends	(16)	(271)	(208)
Increase in bank-owned life insurance	(539)	(1,081)	(460)
Loss (gain) on disposition of property and equipment	34	(16)	165
Write off of leasehold improvements related to in-store closings	337	—	—
Net loss (gain) on sales of other real estate owned	(195)	106	156
Valuation adjustment on mortgage servicing rights	191	—	—
Net change in deferred loan fees	(46)	1,809	2,973
Net change in accrued interest receivable	420	(1,741)	(911)
Net change in other assets	(10,806)	(4,388)	(1,447)
Net change in other liabilities	(5,692)	7,701	5,627

Net cash from operating activities	(169,318)	(120,359)	10,857
Cash flows from investing activities
Contribution to new markets equity fund	—	(1,554)	(1,600)
Available-for-sale securities:
Maturities, prepayments and calls	509,350	109,051	103,299
Purchases	(582,025)	(66,098)	(319,337)
Proceeds from sale of AFS securities	73,785	—	—
Held-to-maturity securities:
Maturities, prepayments and calls	49,649	24,506	5,565
Purchases	(132,446)	(176,630)	(14,403)
Proceeds from member capital account	—	1,000	—
Purchase of assets of VPBM	—	—	(1,323)
Net change in loans	118,266	(341,728)	49,700
Purchase of bank-owned life insurance	—	—	(26,037)
Redemption/(purchase) of FHLB stock	3,965	(11,605)	(2,309)
Purchases of premises and equipment	(8,667)	(9,460)	(3,212)
Proceeds from sale of fixed assets	9	36	154
Proceeds on sale of other real estate owned	2,623	1,455	549

Net cash from investing activities	34,509	(471,027)	(208,954)
Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from financing activities
Net change in deposits	248,575	250,497	62,712
Proceeds from Federal Home Loan Bank advances	—	313,000	84,507
Repayments on Federal Home Loan Bank advances	(98,337)	(30,610)	(11,818)
Proceeds from other borrowings	10,000	—	—
Proceeds from repurchase agreement	—	25,000	—
Treasury stock purchased	—	(4,312)	(17,566)
Payment of dividends	(2,472)	(3,154)	(2,115)

Net cash from financing activities	157,766	550,421	115,720

Net change in cash and cash equivalents	22,957	(40,965)	(82,377)
Beginning cash and cash equivalents	32,513	73,478	155,855

Ending cash and cash equivalents	$55,470	$32,513	$73,478

Supplemental cash flow information:
Interest paid	$49,171	$45,382	$40,610
Income taxes paid	$1,790	$1,917	$3,567
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$5,677	$2,690	$983
Payable for new markets equity fund	$—	$—	$640
See accompanying notes to consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include ViewPoint Financial Group, whose business currently consists of the operations of its wholly-owned subsidiary, Viewpoint Bank. At December 31, 2009, the Bank’s operations included its wholly-owned subsidiary, VPBM. Intercompany transactions and balances are eliminated in consolidation. ViewPoint Financial Group is a majority owned (57%) subsidiary of ViewPoint MHC, a mutual organization whose members are the depositors of the Bank. These financial statements do not include the transactions and balances of ViewPoint MHC.
The Company provides financial services through 23 community bank offices and 15 loan production offices. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial real estate, commercial non-mortgage, and consumer loans. Most loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Company’s geographic markets.
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of other real estate owned, mortgage servicing rights, other-than-temporary impairment of securities, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, and repurchase agreements.
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
Gains and losses on the sale of securities available for sale are recorded on the trade date determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayment, except for mortgage-backed securities where prepayments are anticipated.
In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In analyzing an issuer’s financial condition, the Company will consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.
The analysis of all collateralized debt obligations, all of which were sold in June 2009, included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
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
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for estimated credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans for which terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired.
Impaired loans are measured on an individual basis for individually significant loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures. Loans reported as troubled debt restructurings are evaluated in accordance with ASC 310-40 Receivables — Troubled Debt Restructurings by Creditors and ASC 310-10-35-2 through 30, Receivables — Overall — Subsequent Measurement — Impairment. If the loan is not collateral dependent, it is then evaluated at the present value of estimated future cash flows using the loan’s effective interest rate at inception.
Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.
Servicing assets represent the fair value of retained servicing rights on loans sold (as well as the cost of purchased rights). Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor.
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
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
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
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Goodwill: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Membership Capital Account at Corporate Credit Union: The Company had a membership capital account at a corporate credit union, which is an uninsured deposit that may be redeemed with a three-year notice. The Company provided a notice of withdrawal to the holder of the membership capital account on May 23, 2005, due to the Company’s conversion to a federally-chartered thrift as of January 1, 2006, and received the funds in May 2008.
Brokerage Fee Income: Acting as an agent, the Company earns brokerage income by buying and selling securities on behalf of its customers through an independent third party and earning fees on the transactions. These fees are recorded on the trade date.
Mortgage Servicing Revenue: The Company performs mortgage servicing operations for other financial institutions. These servicing activities include payment processing and recordkeeping for mortgage loans funded by these other financial institutions. The Company records servicing fee income based upon a stated percentage of the unpaid principal balance outstanding or a fixed amount per loan. These fees are recorded as the services are performed.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company did not have any amount accrued with respect to uncertainty in income taxes at December 31, 2009 and 2008.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense and did not have any amounts accrued for interest and penalties at December 31, 2009 and 2008. Prior to 2006, ViewPoint Bank was a Texas-chartered credit union and was not generally subject to corporate income tax.
Share-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.
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
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 and $1,000 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008. The Federal Reserve Bank pays interest on required reserve balances and on excess balances.
Earnings (loss) per common share: Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares and average unearned restricted stock awards. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards, if any.
Employee stock ownership plan (ESOP): The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans. Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable are reported in the Company’s consolidated balance sheet. Likewise the Company does not recognize interest income or interest cost on the loan.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Adoption of New Accounting Standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Please see Note 6 — Fair Value for the impact of the adoption of this standard.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (ASC 815), which amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company has no items that are required to be accounted for under this guidance.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (ASC 855-10). Under ASC 855-10, the effects of events that occur subsequent to the balance sheet date should be evaluated through the date the financial statements are either issued or available to be issued. The guidance states that companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The Company has applied this guidance and has included the required disclosure in these financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in Accounting Standards Update 2010-09) to disclose the date through which an entity has evaluated subsequent events.
In June 2009, the FASB replaced Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, with Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and established the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.
ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13,809 (which includes $50 of accrued interest) for collateralized debt obligations. At adoption of this guidance, the Company reversed $4,351 (gross of tax) of this impairment charge, representing the non-credit portion, which resulted in a $9,408 gross impairment charge related to credit at January 1, 2009.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
During the year ended December 31, 2009, the Company recognized $12,246 in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was credit-related. These securities were sold in June 2009. Please see Note 4, Securities, for more information.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10). This FSP emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. The FSP, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. The adoption of this FSP did not have a significant impact to the Company’s financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 860). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 2 — ESOP ADJUSTMENT
The Company revised its consolidated balance sheet as of December 31, 2008, and the beginning balance in the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2009, to reflect an adjustment made in accordance with Accounting Standards Codification (“ASC”) 250-10-S99 during the first quarter of 2009. This adjustment related to a correction of the Company’s allocation of ESOP shares. For 2008, the Company allocated 15,116 shares more than scheduled under the ESOP plan as a result of an additional principal payment, causing an understatement of compensation expense for 2008. Due to this correction, retained earnings was decreased by $159, income taxes payable (disclosed under other liabilities) was decreased by $82, additional paid-in capital was increased by $90 and unearned ESOP shares was decreased by $151.
The relevant information included in the consolidated statement of income for the year ended December 31, 2008, the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2008, and the consolidated statement of cash flows for the year ended December 31, 2008, were revised in this Annual Report on Form 10-K to reflect the above correction. As a result, for the year ended December 31, 2008, salaries and employee benefits expense was increased by $241, which had a net effect of increasing the net loss by $159. The adjustment decreased basic and diluted loss per share by $0.01 to $(0.14) for the year ended December 31, 2008.
The ESOP adjustment is not material to prior periods. The below table illustrates the impact of this adjustment on the Company’s December 31, 2008 balance sheet and the statement of income for year ended December 31, 2008.

		ESOP
BALANCE SHEET - DECEMBER 31, 2008	As reported	adjustment	As adjusted
Other liabilities	$33,658	$(82)	$33,576
Total liabilities	2,019,358	(82)	2,019,276
Additional paid-in capital	115,873	90	115,963
Retained earnings	108,491	(159)	108,332
Unearned ESOP shares	(7,248)	151	(7,097)
Total shareholders’ equity	194,057	82	194,139

STATEMENT OF INCOME		ESOP
Year ended December 31, 2008	As reported	adjustment	As adjusted
Salaries and employee benefits expense	$43,319	$241	$43,560
Total non-interest expense	69,118	241	69,359
Loss before income tax benefit	(5,351)	(241)	(5,592)
Income tax benefit	(2,195)	(82)	(2,277)
Net loss	(3,156)	(159)	(3,315)
Loss per share (basic and diluted)	(0.13)	(0.01)	(0.14)

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 3 — CONCENTRATION OF FUNDS
At December 31, 2009 and 2008, the Company had the following balances on deposit at other financial institutions:

	December 31,
	2009	2008
Federal Reserve Bank of Dallas	$12,729	$2,863
Federal Home Loan Bank of Dallas	2,233	2,087
Texas Independent Bank	—	8,799
Texas Capital Bank	23,063	741

	$38,025	$14,490

Congress has temporarily increased FDIC deposit insurance from $100 to $250 per depositor through December 31, 2013.
At December 31, 2009 and 2008, the Company maintains a compensating balance for official check processing of $1,369 and $1,369. These balances are included in the other assets on the consolidated balance sheets.
NOTE 4 — SECURITIES
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. government and federal agency	$47,994	$—	$(556)	$47,438
Agency residential mortgage-backed securities	197,437	4,377	(187)	201,627
Agency residential collateralized mortgage obligations	226,242	3,588	(1,329)	228,501
SBA pools	6,565	—	(73)	6,492

Total securities	$478,238	$7,965	$(2,145)	$484,058

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
U.S. government and federal agency	$18,502	$238	$—	$18,740
Agency residential mortgage-backed securities	137,338	1,492	(659)	138,171
Agency residential collateralized mortgage obligations	313,391	4,199	(7,525)	310,065
SBA pools	8,313	—	(213)	8,100
Collateralized debt obligations	7,940	—	—	7,940

Total securities	$485,484	$5,929	$(8,397)	$483,016

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 4 — SECURITIES (Continued)
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. government and federal agency	$14,991	$140	$—	$15,131
Agency residential mortgage-backed securities	154,013	4,555	(175)	158,393
Agency residential collateralized mortgage obligations	56,414	978	(2)	57,390
Municipal bonds	29,306	698	(104)	29,900

Total securities	$254,724	$6,371	$(281)	$260,814

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
U.S. government and federal agency	$9,992	$151	$—	$10,143
Agency residential mortgage-backed securities	140,663	3,491	(56)	144,098
Agency residential collateralized mortgage obligations	12,304	417	(25)	12,696
Municipal bonds	9,384	258	—	9,642

Total securities	$172,343	$4,317	$(81)	$176,579

The fair value of debt securities and carrying amount, if different, at year end 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held to maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value
Due in one year or less	$—	$—	$—
Due from one to five years	16,313	16,532	—
Due from five to ten years	8,563	8,912	49,041
Due after ten years	19,421	19,587	4,889
Agency residential mortgage-backed securities	154,013	158,393	201,627
Agency residential collateralized mortgage obligations	56,414	57,390	228,501

Total	$254,724	$260,814	$484,058

Securities pledged at year-end 2009 and 2008 had a carrying amount of $465,380 and $343,678 and were pledged to secure public deposits, the repurchase agreement, discount window borrowings, and treasury tax and loan deposits.
At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or U.S. Government Sponsored Enterprises, in an amount greater than 10% of shareholders’ equity.
Sales activity of securities for the years ended December 31, 2009, 2008 and 2007 was as follows:

	December 31, 2009	December 31, 2008	December 31, 2007

Proceeds	$73,785	$—	$—
Gross gains	2,377	—	—
Gross losses	—	—	—
Net impairment loss recognized in earnings	(12,246)	(13,809)	—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 4 — SECURITIES (Continued)
The tax provision related to these realized gains for the years ended December 31, 2009, 2008 and 2007 was $808, $0 and $0, respectively (using a 34% tax rate).
Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$6,492	$(73)	$6,492	$(73)
Municipal bonds	4,333	(104)	—	—	4,333	(104)
Agency residential mortgage-backed securities	70,882	(362)	—	—	70,882	(362)
Agency residential collateralized mortgage obligations	3,797	(32)	90,643	(1,299)	94,440	(1,331)
U.S. Government and federal agency	47,438	(556)	—	—	47,438	(556)

Total temporarily impaired	$126,450	$(1,054)	$97,135	$(1,372)	$223,585	$(2,426)

	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$8,100	$(213)	$—	$—	$8,100	$(213)
Agency residential mortgage-backed securities	89,439	(715)	—	—	89,439	(715)
Agency residential collateralized mortgage obligations	23,559	(217)	101,447	(7,333)	125,006	(7,550)

Total temporarily impaired	$121,098	$(1,145)	$101,447	$(7,333)	$222,545	$(8,478)

In determining other-than-temporary impairment for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In analyzing an issuer’s financial condition, the Company will consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 4 — SECURITIES (Continued)
During the year ended December 31, 2008, the Company recognized an other-than-temporary impairment charge of $13.8 million for collateralized debt obligations. In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The Company elected to early-adopt this FSP as of January 1, 2009, and the Company reversed $4.4 million (gross of tax) of this impairment charge through retained earnings, representing the non-credit portion, which resulted in a $9.4 million gross impairment charge related to credit at January 1, 2009. In addition, accumulated other comprehensive loss was increased by the corresponding amount, net of tax. During the first quarter of 2009, the Company recognized a $465,000 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related.
During the second quarter of 2009, the Company updated its analysis and recognized $11.8 million in impairment charges to write off our collateralized debt obligations due to other-than-temporary impairment, which was determined to be all credit-related. This charge was determined by applying an ASC 325-40 discounted cash flow analysis, which included estimates based on current sales price data, to the securities and reduced their value to fair value. As required by ASC 325-40, when an adverse change in estimated cash flows has occurred, the credit component of the unrealized loss must be recognized as a charge to earnings. The analysis of all collateralized debt obligations in our portfolio included a review of the financial condition of each of the issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the analysis. Prior to the date of sale, no actual loss of principal or interest had occurred.
These securities were sold in late June 2009. The decision to sell all of the Company’s collateralized debt obligations was made after considering the following: (1) June valuation reports from the trustee showed significantly higher levels of new defaults among the underlying issuers than previously reported, further reducing collateral coverage ratios; (2) an analysis of underlying issuers’ current return on assets ratios, Tier One capital ratios, leverage ratios, change in leverage ratios, and non-performing loans ratios showed ongoing and worsening credit deterioration, suggesting probable and possible future defaults; (3) the modeling of Level 3 projections of future cash flows, using internally defined assumptions for future deferrals, defaults, recoveries, and prepayments, showed no expected future cash flows; (4) a ratings downgrade from BBB to C for each of the securities during the quarter; and (5) the expected cash realization of tax benefits as a result of the actual sale of the securities. The sale of the collateralized debt obligation securities generated proceeds of $224,000. The Company used the sales proceeds as the estimated fair value of the securities in determining the impairment charge. Therefore, no gain or loss was recognized on the sale of the securities.
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

December 31, 2009
Beginning balance, January 1, 2009	$9,408
Additional credit losses not recorded previously	12,246
Reductions for securities sold	(21,654)
Reductions for securities that are planned to be sold	—
Additional credit losses on previous other-than- temporary impairment reported in accumulated other comprehensive loss	—
Reductions for increases in cash flows	—

Ending balance, December 31, 2009	$—

The Company’s SBA pools are guaranteed as to principal and interest by the U.S. government. The agency residential mortgage-backed securities and agency collateralized mortgage obligations were issued and are backed by the Government National Mortgage Association (GNMA), a U.S. government agency, or by FNMA or the FHLMC, both U.S. government sponsored agencies. They carry the explicit or implicit guarantee of the U.S. government. The Company does not own any non-agency mortgage-backed securities or collateralized mortgage obligations.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 4 — SECURITIES (Continued)
The Company conducts regular reviews of the municipal bond agency ratings of securities. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component. The ratings and financial condition of the issuers are monitored as well, including reviews of official statements and other available municipal reports. The Company’s municipal bonds, which include both the ratings of the underlying issuers and the ratings with credit support, are all rated at least A by Standard and Poor’s or A3 by Moody’s.
NOTE 5 — LOANS
Loans consist of the following:

	December 31,	December 31,
	2009	2008
Mortgage loans:
One- to four-family	$440,847	$498,961
Commercial real estate	453,604	436,483
One- to four-family construction	6,195	503
Commercial construction	879	—
Home equity	97,226	101,021

Total mortgage loans	998,751	1,036,968

Automobile indirect loans	10,711	38,837
Automobile direct loans	57,186	73,033
Government-guaranteed student loans	5,818	7,399
Commercial non-mortgage loans	27,983	18,574
Warehouse lines of credit	—	53,271
Consumer lines of credit and unsecured loans	14,781	15,192
Other consumer loans, secured	6,399	6,708

Total non-mortgage loans	122,878	213,014

Gross loans	1,121,629	1,249,982
Deferred net loan origination fees	(1,160)	(1,206)
Allowance for loan losses	(12,310)	(9,068)

Net loans	$1,108,159	$1,239,708

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 5 — LOANS (Continued)
Activity in the allowance for loan losses was as follows:

		Years Ended
	December 31,
	2009	2008	2007

Beginning balance	$9,068	$6,165	$6,507

Provision for loan losses	7,652	6,171	3,268
Loans charged-off	(4,995)	(4,026)	(5,080)
Recoveries	585	758	1,470

Ending balance	$12,310	$9,068	$6,165

Individually impaired loans were as follows:

	December 31, 2009	December 31, 2008
Period-end loans with no allocated allowance for loan losses	$8,240	$3,068
Period-end loans with allocated allowance for loan losses	4,352	1,597

Total	$12,592	$4,665

Amount of the allowance for loan losses allocated to impaired loans at period-end	$738	$328

	Years Ended,
	December 31,
	2009	2008	2007
Average of individually impaired loans during the year	$9,349	$4,225	$4,027
Interest income recognized during impairment	366	258	370
Cash-basis interest income recognized	358	238	350
Nonperforming loans were as follows:

	December 31, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	11,675	2,217
Troubled debt restructurings	978	2,528

Total	$12,653	$4,745

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Included in the $11,675 reported for nonaccrual loans, $4,807 are troubled debt restructurings that are on nonaccrual status. The Company has allocated $418 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. Management does not have any outstanding commitments to lend additional funds to debtors with loans whose terms have been modified in troubled debt restructurings. If interest income had been accrued on nonaccrual loans during the periods presented, such income would have approximated $670, $226, and $218 for December 31, 2009, 2008, and 2007.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 6 — FAIR VALUE
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
During the year ended December 31, 2009, the Company recognized a $12,246 pre-tax charge for the other-than-temporary decline in the fair value of the collateralized debt obligations, reducing their value to fair value. This occurred prior to sale. This charge was determined by applying a discounted cash flow model analysis under ASC 325-40 to the securities. The analysis included a review of the financial condition of each of the underlying issuers, with issuer specific and non-specific estimates of future deferrals, defaults, recoveries, and prepayments of principal being factored into the model, resulting in a waterfall distribution of estimated future cash flows to each tranche of the collateralized debt obligation. Prior to the June 2009 sale date, no actual loss of principal or interest had occurred.
During the year ended December 31, 2008, the Company recognized a $13,809 pre-tax charge for the other-than-temporary decline in the fair value of collateralized debt obligations. This charge was determined by applying an EITF 99-20 discounted cash flow analysis, which included a review of the financial condition of the issuers with estimates of future deferrals, defaults and recoveries being factored into the analysis. As of December 31, 2008, no actual loss of principal or interest had occurred.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 6 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$47,438	$—	$47,438	$—
Agency residential mortgage-backed securities	201,627	—	201,627	—
Agency residential collateralized mortgage obligations	228,501	—	228,501	—
SBA pools	6,492	—	6,492	—

Total securities available for sale	$484,058	$—	$484,058	$—

		Fair Value Measurements at December 31, 2008, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$18,740	$—	$18,740	$—
Agency residential mortgage-backed securities	138,171	—	138,171	—
Agency residential collateralized mortgage obligations	310,065	—	310,065	—
SBA pools	8,100	—	8,100	—
Collateralized debt obligations	7,940	—	—	7,940

Total securities available for sale	$483,016	$—	$475,076	$7,940

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

Securities available
for sale
Beginning balance, January 1, 2008	$—
Transfers into Level 3 at September 30, 2008	14,718
Total gains or losses (realized /unrealized)
Included in earnings
Impairment of collateralized debt obligations to fair value	(13,809)
Included in other comprehensive income	7,031

Ending balance, December 31, 2008	7,940

Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Proceeds from sale of securities	(224)
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	159
Impairment of collateralized debt obligations (all credit)	(12,246)
Gains (losses) on sales of securities	20

Ending balance, December 31, 2009	$—

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 6 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$3,614	$—	$3,614	$—
Mortgage servicing rights	872	—	872	—
Other real estate owned	3,917	—	3,917	—

Fair Value Measurements at December 31, 2008, Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$1,269	$—	$1,269	$—
Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $3,614, which is made up of the outstanding balance of $4,352, net of a valuation allowance of $738. This resulted in an additional provision for loan losses of $667 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2008, had a carrying amount of $1,269, which is made up of the outstanding balance of $1,597, net of a valuation allowance of $328. This resulted in an additional provision for loan losses of $55.
Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3,917, which is made up of the outstanding balance of $3,954, net of a valuation allowance of $37 at December 31, 2009, resulting in net write-downs of $188 for the year ending December 31, 2009.
Activity for other real estate owned for the year ended December 31, 2009, and the related valuation allowance follows:

Other real estate owned:
Balance at January 1, 2009	$1,561
Transfers in at fair value	4,487
Change in valuation allowance	181
Sale of property (gross)	(2,312)

Balance at December 31, 2009	$3,917

Valuation allowance:
Balance at January 1, 2009	$218
Sale of property	(369)
Valuation adjustment	188

Balance at December 31, 2009	$37

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 6 — FAIR VALUE (Continued)
Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $872 at December 31, 2009, which is made up of the outstanding balance of $1,063, net of a valuation allowance of $191 at December 31, 2009. Activity for capitalized mortgage servicing rights for the year ended December 31, 2009, and the related valuation allowance follows:

Mortgage servicing rights:
Balance at January 1, 2009	$1,372
Amortized to expense	(309)
Change in valuation allowance	(191)

Balance at December 31, 2009	$872

Valuation allowance:
Balance at January 1, 2009	$—
Additions expensed	300
Valuation adjustment	(109)

Balance at December 31, 2009	$191

Mortgage servicing rights were carried at cost at December 31, 2008.
Management periodically evaluates servicing assets for impairment. At December 31, 2009, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 16.7%. At December 31, 2008, the fair value of servicing assets was determined using a weighted-average discount rate of 11% and an average prepayment speed of 13.2%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $872 and $1,372 at December 31, 2009 and 2008, respectively, on serviced loans totaling $145,762 and $178,611 at December 31, 2009 and 2008.
The weighted average amortization period is 2.9 years. Estimated amortization expense for each of the next five years is:

2010	$228
2011	174
2012	137
2013	109
2014	87

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 6 — FAIR VALUE (Continued)
Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$55,470	$55,470	$32,513	$32,513
Securities available for sale	484,058	484,058	483,016	483,016
Securities held to maturity	254,724	260,814	172,343	176,579
Loans held for sale	341,431	342,663	159,884	159,884
Loans, net	1,108,159	1,105,979	1,239,708	1,247,457
Federal Home Loan Bank stock	14,147	N/A	18,069	N/A
Bank-owned life insurance	28,117	28,117	27,578	27,578
Accrued interest receivable	8,099	8,099	8,519	8,519

Financial liabilities
Deposits	$(1,796,665)	$(1,771,080)	$(1,548,090)	$(1,536,545)
Federal Home Loan Bank advances	(312,504)	(319,052)	(410,841)	(427,243)
Repurchase agreement	(25,000)	(25,277)	(25,000)	(24,980)
Other borrowings	(10,000)	(10,000)	—	—
Accrued interest payable	(1,884)	(1,884)	(1,769)	(1,769)
The methods and assumptions used to estimate fair value are described as follows:
Estimated fair value is the carrying amount for cash and cash equivalents, bank-owned life insurance and accrued interest receivable and payable. For loans, fair value is based on discounted cash flows using current market offering rates, estimated life, and applicable credit risk. Fair value of loans held for sale was changed in 2009 to include estimated gain on sale. For deposits and borrowings, fair value is based on discounted cash flows using the FHLB advance curve to the estimated life. Fair value of debt is based on discounting the estimated cash flows using the current rate at which similar borrowings would be made with similar rates and maturities. It was not practicable to determine the fair value of FHLB stock due to restrictions on its transferability. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not considered significant to this presentation.
NOTE 7 — LOAN SALES AND SERVICING
Loans held for sale activity was as follows:

	2009	2008
Beginning balance	$159,884	$13,172
Loans originated for sale	5,742,599	591,218
Proceeds from sale of loans held for sale	(5,577,643)	(453,896)
Net gain on sale of loans held for sale	16,591	9,390

Loans held for sale, net	$341,431	$159,884

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2009	2008	2007
Mortgage loan portfolios serviced for:
FNMA	145,762	178,611	203,933
Other investors	249,709	256,403	194,518

Total mortgage loans serviced for others	$395,471	$435,014	$398,451

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 7 — LOAN SALES AND SERVICING (Continued)
The Company has recorded a mortgage servicing asset related to the loans sold to FNMA. The Company also provides mortgage servicing operations. The portfolio of loans serviced for other investors represents loans sub-serviced by the Company for third parties. There is no mortgage servicing asset recorded related to these loans as the Company does not own such rights. Custodial escrow balances maintained in connection with serviced loans and included in deposits were $1,439 and $1,720 at year-end 2009 and 2008.
NOTE 8 — ACCRUED INTEREST RECEIVABLE
Accrued interest consists of the following at year-end:

	December 31, 2009	December 31, 2008
Loans	$5,217	$5,559
Securities	2,882	2,960

Total	$8,099	$8,519

NOTE 9 — PREMISES AND EQUIPMENT
Year-end premises and equipment were as follows:

	December 31, 2009	December 31, 2008
Land	$17,197	$12,105
Buildings	42,912	41,802
Furniture, fixtures and equipment	35,558	34,728
Leasehold improvements	2,066	2,918

	97,733	91,553
Less: accumulated depreciation	(47,293)	(45,616)

Total	$50,440	$45,937

Depreciation expense was $3,784, $4,365, and $4,469 for 2009, 2008, and 2007.
Operating Leases: The Company leases certain bank or loan production office properties and equipment under operating leases. Rent expense was $1,662, $1,415, and $894 for 2009, 2008, and 2007. Rent commitments, before considering renewal options that generally are present, were as follows:

2010	$1,299
2011	985
2012	838
2013	492
2014	364
Thereafter	3,211

Total	$7,189

During the year ended December 31, 2009, the Company wrote-off the net book value of leasehold improvements and incurred termination and restoration costs totaling $1,212 due to the closure of ten in-store banking centers in 2009. At December 31, 2009, the Company had no commitments for future locations and held two parcels of land for future development.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 10 — DEPOSITS
Time deposits of $100 or more were $499,385 and $429,979 at year-end 2009 and 2008. The FDIC has temporarily increased deposit insurance from $100 to $250 per depositor through December 31, 2013.
At December 31, 2009 and 2008, we had $74,039 and $59,603 in brokered deposits, respectively. This consisted entirely of certificates of deposit made under our participation in the Certificate of Deposit Account Registry Service® (CDARS®). Through CDARS®, the Company can provide a depositor the ability to place up to $50,000 on deposit with the Company while receiving FDIC insurance on the entire deposit by placing customer funds in excess of the FDIC deposit limits with other financial institutions in the CDARS® network. In return, these financial institutions place customer funds with the Company on a reciprocal basis.
At December 31, 2009, scheduled maturities of time deposits for the next five years were as follows:

2010	$416,241
2011	155,454
2012	12,545
2013	35,599
2014	13,347

Total	$633,186

At December 31, 2009 and 2008, the Company’s deposits included public funds totaling $336,277 and $283,769.
Interest expense on deposits is summarized as follows:

	Years Ended
	December 31,
	2009	2008	2007

Interest bearing demand	$3,350	$868	$428
Savings and money market	12,007	14,442	17,711
Time	19,009	20,219	18,934

Total	$34,366	$35,529	$37,073

NOTE 11 — REPURCHASE AGREEMENT
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25,000 to leverage the balance sheet and increase liquidity. The interest rate was fixed at 1.62% for the first year of the agreement. The interest rate now adjusts quarterly to 6.25% less the 90 day LIBOR, subject to a lifetime cap of 3.22%. The rate was 3.22% at December 31, 2009. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $32,755 at December 31, 2009 and $33,026 at December 31, 2008. The Company retains the right to substitute securities under the terms of the agreements. Information concerning the securities sold under agreements to repurchase is summarized as follows:

	2009	2008
Average balance during the year	$31,967	$37,666
Average interest rate during the year	2.18%	3.90%
Maximum month-end balance during the year	$33,747	$39,835
Weighted average interest rate at year-end	1.69%	3.05%

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 12 — BORROWINGS
Federal Home Loan Bank Advances
At December 31, 2009, advances from the FHLB totaled $312,504 and had interest rates ranging from 0.20% to 7.35% with a weighted average rate of 4.06%. At December 31, 2008, advances from the FHLB totaled $410,841 and had interest rates ranging from 0.55% to 7.35% with a weighted average rate of 4.27%. At December 31, 2009 and 2008, the Company had $22,000 in variable rate FHLB advances; the remainder of FHLB advances at those dates had fixed rates.
Each advance is payable at its maturity date and is subject to prepayment penalties. The advances were collateralized by mortgage and commercial loans with FHLB collateral values of $508,580 and $492,581 under a blanket lien arrangement at the years ended December 31, 2009 and 2008. Based on this collateral, the Company is eligible to borrow an additional $438,070 and $360,625 at year-end 2009 and 2008. In addition, FHLB stock also secures debts to the FHLB. The current agreement provides for a maximum borrowing amount of approximately $750,699 and $771,591 at December 31, 2009 and 2008.
At December 31, 2009, the advances mature as follows:

2010	$48,636
2011	49,198
2012	67,130
2013	39,711
2014	20,328
Thereafter	87,501

Total	$312,504

Other Borrowings
At December 31, 2009, the Company had borrowing availability through the Federal Reserve Bank of $82,120, the collateral value assigned to the securities pledged. Additionally, uncommitted, unsecured fed funds lines of credit of $41,000 and $25,000 were available at December 31, 2009 from correspondent banks. The borrowing availability at the Federal Reserve Bank and the two lines of credit were not available at December 31, 2008.
In October 2009, the Company entered into four promissory notes for unsecured loans totaling $10,000 obtained from local private investors to increase funds available at the Company level. $7,500 of this amount has been used to increase the capital of the Bank to support loan demand and continued growth. The lenders are all members of the same family and long-time customers of ViewPoint Bank. One of the notes has an original principal amount of $7,000 and the other three notes have principal amounts of $1,000 each. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. Interest-only payments under the notes are due quarterly. The unpaid principal balance and all accrued but unpaid interest under each of the notes are due and payable on October 15, 2014. Upon at least 180 days notice to the Company, the lender under each note may require the Company to prepay the note in part or in full as of the second and/or fourth anniversaries of the note. Each lender also has a limited call option (not to exceed $2,000 in the aggregate among the four lenders) upon at least 90 days notice to the Company for the purpose of accessing funds to purchase shares of the Company’s stock in a subscription or community stock offering. The notes cannot be prepaid by the Company during the first two years of the loan term, but thereafter can be prepaid in whole or in part at any time without fee or penalty.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 13 — BENEFITS
Post-Retirement Healthcare Plan: Employees are currently eligible to receive, during retirement, specified company-paid medical benefits. Upon retirement, the Company will provide $175 per month toward the eligible participant’s group medical coverage. Eligibility is determined by age and length of service. Employees are eligible for this benefit if they have attained a minimum age of 55 and have a minimum of 10 years of service, and their combined age plus their years of service equals a minimum of 75. This benefit would be provided only until the participant becomes eligible for Medicare. The Company’s benefit expense under this program was $22, $21, and $22 for 2009, 2008, and 2007.
The discount rate used to measure the projected benefit obligation was 5.54%, 5.80%, and 5.72% for 2009, 2008, and 2007. The Company’s projected benefit obligation is not affected by increases in future health premiums as the Company’s contribution to the plan is a fixed monthly amount. Accrued post-retirement benefit obligations for the retiree health plan at December 31, 2009 and 2008, were approximately $196 and $182.
401(k) Plan: The Company offers a KSOP plan with a 401(k) match. Employees are eligible for the match if they have one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. Employees may participate on their own without meeting the service requirements; however, in this case, employees do not qualify for the match. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employees’ accounts, which is equal to 100% of the first 5% of the employee’s contribution up to a maximum of 5% of the employee’s qualifying compensation. Expense for 2009, 2008 and 2007 was $712, $583 and $523.
The Company’s mortgage banking subsidiary, VPBM, offers a 401(k) plan with an employer match. Employees are eligible on the first day of the quarter after a six month waiting period following date of hire. Employees may contribute between 2% and 75% of their compensation subject to certain limitations. A matching contribution will be paid to eligible employee accounts; this contribution is equal to 60% of the first 6% of the employee’s contribution with a maximum amount of $3. Matching expense for 2009, 2008 and 2007 was $132, $96 and $16. This subsidiary was acquired in September 2007; therefore 2007 expense is for four months only.
Deferred Compensation Plan: The Company has entered into certain non-qualified deferred compensation agreements with members of the executive management team, directors, and certain employees. These agreements, which are subject to the rules of section 409(a) of the Internal Revenue Code, relate to the voluntary deferral of compensation received and do not have an employer contribution. The accrued liability as of December 31, 2009 and 2008 is $1,124 and $1,041.
The Company has entered into a deferred compensation agreement with the President of the Company that provides benefits payable based on specified terms of the agreement. A portion of the benefit is subject to forfeiture if the President willfully leaves employment or employment is terminated for cause as defined in this agreement. The estimated liability under the agreement is being accrued over the remaining years specified in the agreement. The accrued liability as of December 31, 2009 and 2008 is approximately $1,021 and $895. The expense for this deferred compensation agreement was $126 for the year ending December 31, 2009, a credit of $101 for the year ending December 31, 2008, and an expense of $172 for the year ending December 31, 2007. The deferred compensation per the agreement is based upon the performance of specified assets whose market value declined in 2008; the performance of these assets improved in 2009.
Included in other assets is a universal life insurance policy as well as variable and fixed annuity contracts totaling $2,361 and $2,207 at December 31, 2009 and 2008. The Company is the owner and beneficiary of the policy. The policy pays interest on the funds invested and is administered by AXA Equitable Insurance Company. The life insurance is recorded at the cash surrender value, or the amount that can be realized. Interest income on the investment is included in the statements of income.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 13 — BENEFITS (Continued)
The Company provided those who agreed to be insured under the bank-owned life insurance plan with a share of the death benefit while they remain actively employed with the Company. The benefit will equal 200% of the insured’s current base salary and 200% of each participating director’s annual base fees. Imputed taxable income will be based on the death benefit. In the event of death while actively employed with the Company, the deceased employee’s or director’s designated beneficiary will receive an income tax free death benefit paid directly from the insurance carrier. The balance of the bank-owned life insurance policy at December 31, 2009, and 2008 totaled $28,117 and $27,578, and income for 2009, 2008 and 2007 totaled $539, $1,081 and $460.
In May 2007, certain directors entered into separation agreements with the Company in connection with the conclusion of their service as directors. The agreements, in recognition of the past services, provide for separation compensation. The accrued liability as of December 31, 2009, and 2008, is approximately $70 and $131. The expense for these agreements was $5, $13 and $239 for 2009, 2008 and 2007.
NOTE 14 — ESOP PLAN
In connection with the 2006 minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of October 1, 2006. The ESOP purchased 928,395 shares of common stock with proceeds from a ten year note in the amount of $9,284 from the Company. The Company’s Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP’s debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. Employees are eligible if they had one year of service with 1,000 hours worked and become eligible each quarter once they meet the eligibility requirements. The dividends paid on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.
Contributions to the ESOP during 2009, 2008, and 2007 were $1,218, $1,403, and $1,218 and expense was $1,297, $1,721 and $1,610 for December 31, 2009, 2008 and 2007.
Shares held by the ESOP were as follows:

	2009	2008
Allocated to participants	317,748	224,004
Unearned	610,647	704,391

Total ESOP shares	928,395	928,395

Fair value of unearned shares at December 31	$8,799	$11,305
NOTE 15 — INCOME TAXES
The Company’s pre-tax income is subject to federal income tax and state margin tax at a combined rate of 35%.
Income tax expense (benefit) for 2009, 2008, and 2007 was as follows:

	2009	2008	2007
Current expense (benefit)	$(2,991)	$3,027	$3,020
Deferred expense (benefit)	3,951	(5,304)	(276)

Total income tax expense (benefit)	$960	$(2,277)	$2,744

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 15 — INCOME TAXES (Continued)
At December 31, 2009 and 2008, deferred tax assets and liabilities were due to the following:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Allowance for loan losses	$4,266	$3,143
REOs	376	165
Depreciation	1,549	2,346
Deferred compensation arrangements	599	486
Self-funded health insurance	88	129
Non-accrual interest	162	90
Restricted stock and stock options	426	384
Net unrealized loss on securities available for sale	—	855
Other-than-temporary impairment	—	4,786
Other	112	110

	7,578	12,494

Deferred tax liabilities:
Mortgage servicing assets	(302)	(476)
Net unrealized gain on securities available for sale	(2,017)	—
Other	(175)	(111)

	(2,494)	(587)

Net deferred tax asset	$5,084	$11,907

No valuation allowance was provided on deferred tax assets as of December 31, 2009 or 2008.
Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2009	2008	2007
Federal statutory rate times financial statement income	$1,234	$(1,901)	$2,656
Effect of:
State taxes, net of federal benefit	98	72	179
New market tax credit	(113)	(106)	(84)
Bank-owned life insurance income	(183)	(368)	(156)
Municipal interest income	(156)	(37)	—
ESOP	27	26	133
Other	53	37	16

Total income tax expense (benefit)	$960	$(2,277)	$2,744

NOTE 16 — RELATED PARTY TRANSACTIONS
Loans to executive officers, directors, and their affiliates during 2009 were as follows:

Beginning balance	$2,226
New loans	24
Effect of changes in composition of related parties	—
Repayments	(666)

Ending balance	$1,584

Deposits from executive officers, directors, and their affiliates at year-end 2009 and 2008 were $2,899 and $2,468.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 17 — SHARE-BASED COMPENSATION
At its annual meeting held May 22, 2007, the Company’s shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The Company is accounting for this plan under ASC 718, Compensation — Stock Compensation, which requires companies to record compensation cost for share-based payment transactions with employees in return for employment service. Under this plan, 1,160,493 options to purchase shares of common stock and 464,198 restricted shares of common stock were made available.
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $1,585, $1,582 and $949 for 2009, 2008 and 2007. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $178, $137 and $141 for 2009, 2008 and 2007. The total income tax benefit recognized in the income statement for share-based compensation was $599, $584 and $371 for 2009, 2008 and 2007.
The restricted stock portion of the plan allows the Company to grant restricted stock to directors, advisory directors, officers and other employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, which is determined using the last sale price as quoted on the NASDAQ Stock Market. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. Under the terms of the Equity Incentive Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. The Compensation Committee established a vesting period of five years, subject to acceleration of vesting upon a change in control of ViewPoint Financial Group or upon the termination of the award recipient’s service due to death or disability. Total restricted shares issuable under the plan are 33,990 at year-end 2009, and 430,208 shares have been issued under the plan through December 31, 2009.
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2009	346,161	$18.41
Granted	—	—
Vested	(86,043)	18.42
Forfeited	—	—

Non-vested at December 31, 2009	260,118	$18.41

As of December 31, 2009, there was $3,808 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock plan. That expense is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2009, was $1,240.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 17 — SHARE-BASED COMPENSATION (Continued)
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees’ vesting behavior; therefore, the expected term of stock options is estimated using the average of the vesting period and contractual term. Expected volatilities are based on historical volatilities of the Company’s common stock. Expected dividends are the estimated dividend rate over the expected term of the stock options.
For awards with performance-based vesting conditions, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition is subsequently determined to be improbable of achievement, compensation cost is reversed.
The weighted average fair value of each stock option granted during 2009, 2008 and 2007 was $5.47, $4.62 and $5.83, respectively. The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2009	2008	2007
Risk-free interest rate	2.69%	3.45%	4.75%
Expected term of stock options (years)	7.5	7.5	7.5
Expected stock price volatility	37.00%	26.19%	21.27%
Expected dividends	1.53%	1.84%	1.08%
A summary of activity in the stock option portion of the plan for 2009 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	235,661	17.91	8.7	—
Granted	88,500	14.81	10.0	14
Exercised	—	—	—	—
Forfeited	(62,457)	16.68	—	—

Outstanding at December 31, 2009	261,704	$17.16	8.1	$14

Fully vested and expected to vest	236,118	$17.31	8.0	$12

Exercisable at December 31, 2009	29,103	$18.36	7.5	$—

No stock options were exercised in 2009, 2008 or 2007. As of December 31, 2009, there was $525 of total unrecognized compensation expense related to non-vested stock options. At December 31, 2009, the Company applied an estimated forfeiture rate of 11% based on historical activity. That expense is expected to be recognized over a weighted-average period of 2.7 years. The intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date. Of the 62,457 stock options that were forfeited during the year, 26,750 options were cancelled because vesting conditions were not met.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of December 31, 2009, the Company has not granted any stock appreciation rights.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 18 — REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009, the most recent regulatory notification categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the institution’s category. Management believes that, at December 31, 2009, the Bank met all capital adequacy requirements to which it is subject.
At December 31, 2009 and 2008, actual and required capital levels and ratios were as follows for the Bank only:

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:

Total capital (to risk-weighted assets)	$201,250	15.27%	$105,450	8.00%	$131,812	10.00%
Tier 1 (core) capital (to risk-weighted assets)	189,678	14.39%	52,725	4.00%	79,087	6.00%
Tier 1 (core) capital (to adjusted total assets)	189,678	7.99%	94,900	4.00%	118,626	5.00%

As of December 31, 2008:

Total capital (to risk-weighted assets)	$163,678	11.18%	$117,146	8.00%	$146,432	10.00%
Tier 1 (core) capital (to risk-weighted assets)	154,938	10.58%	58,573	4.00%	87,859	6.00%
Tier 1 (core) capital (to adjusted total assets)	154,938	7.02%	88,258	4.00%	110,323	5.00%
The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated:

	December 31,
	2009	2008
GAAP equity	$194,491	$162,731
Disallowed servicing and deferred tax assets	(88)	(8,344)
Unrealized loss (gain) on securities available for sale	(3,802)	1,613
Goodwill and other assets	(923)	(1,062)

Tier 1 capital	189,678	154,938

General allowance for loan losses	11,572	8,740

Total capital	$201,250	$163,678

During the year ended December 31, 2009, the Company contributed $19,500 in capital to the Bank. The Company made the capital contribution to ensure that the Bank remained well-capitalized to support continued growth.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 18 — REGULATORY CAPITAL MATTERS (Continued)
As a federally chartered savings bank, ViewPoint Bank is required to meet a qualified thrift lender test. This test requires ViewPoint Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, ViewPoint Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, ViewPoint Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender test must either become a national bank or be subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after it ceases to qualify under the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. Management believes that this test was met at December 31, 2009.
Dividend Restrictions and Information—Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of regulatory agencies. Historically, the Company has maintained adequate liquidity to pay dividends to its shareholders and anticipates the continued ability to do so for the foreseeable future without the need for receiving dividends from the Bank. The Bank may pay dividends to the Company within the limitations of the regulations. The regulations limit dividends when the proposed distribution, combined with dividends already paid for the year, would exceed the Bank’s net income for the calendar year-to-date plus retained net income for the previous two years. As a result of the regulations, the Bank can only pay dividends to the Company during 2010 to the extent that the Bank’s year-to-date net income for 2010 is in excess of $645 and such dividends would be limited to the amount of year-to-date net income over the $645. ViewPoint MHC may elect to waive its pro rata portion of a dividend declared and paid by ViewPoint Financial Group after filing a notice with and receiving no objection from the Office of Thrift Supervision. The interests of other shareholders of ViewPoint Financial Group who receive dividends are not diluted by any waiver of dividends by ViewPoint MHC in the event of a full stock conversion. During 2009, ViewPoint Financial Group had paid cash dividends of $0.23 per share, and on January 21, 2010, it announced a quarterly cash dividend of $0.05 to shareholders of record as of the close of business on February 4, 2010. ViewPoint MHC waived these dividends.
NOTE 19 — LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$60,263	$24,396	$74,526	$53,133
Unused lines of credit	6,347	73,403	6,894	95,633
Unused commitment on Purchase Program loans	—	198,626	—	17,724

Total	$66,610	$296,425	$81,420	$166,490

In addition to the commitments above, the Company has overdraft protection available in the amounts of $73,017 and $66,675 for December 31, 2009 and 2008. As of December 31, 2009, the Company had sold $535,051 of loans into the secondary market that contain certain credit recourse provisions that range from four months to ten months. The amount subject to recourse was approximately $164,731 as of year-end 2009. The risk of loss exists up to the total value of the outstanding loan balance although material losses are not anticipated.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 19 — LOAN COMMITMENTS, CONTINGENT LIABILITIES AND OTHER RELATED ACTIVITIES (Continued)
At December 31, 2009 and 2008, the Company also had standby letters of credit in the amounts of $563 and $248 that do not have an attached rate. These commitments are not reflected in the financial statements. The Company has accrued $480 in regulatory compliance contingencies related to VPBM.
Commitments to make loans are generally made for periods of 60 days or less at December 31, 2009. The fixed rate loan commitments have interest rates ranging from 4.25% to 9.99% and maturities ranging from less than 1 year to 30 years.
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
Due to the possibility of this indemnification obligation, in the fourth quarter of 2007 the Company recorded a $446 litigation liability: $75 represented the Company’s portion of the $650,000 litigation reserve relating to the Discover Financial Services lawsuit, $241 represented the Company’s portion of the $2.065 billion (number not in thousands) settlement with American Express, and $130 represented other litigations. The Company’s Visa U.S.A. membership proportion is 0.01165%. The Company was not named as a defendant in the Discover Financial Services and American Express lawsuits, and, therefore, will not be directly liable for any portion of the settlement.
In March 2008, upon the completion of the Visa initial public offering, the Company recognized a $771 gain resulting from the redemption of 18,029 shares of Visa Class B stock. Additionally, the Company received notification that Visa deposited additional funds from the initial public offering to its litigation escrow, allowing member institutions to reverse the previously recorded $446 liability.
NOTE 20 — BUSINESS COMBINATION
On September 1, 2007, the Company, through ViewPoint Bank’s wholly-owned subsidiary, VPBM, completed its acquisition of substantially all of the assets and the loan origination business of BFMG. Operating results of VPBM are included in the consolidated financial statements since the date of acquisition. BFMG was not a loan servicer or a portfolio lender; therefore, no loans were acquired in the transaction nor did VPBM assume any liabilities related to loans originated by BFMG prior to the closing.
The terms of the agreement provided for an initial payment of $1,234 and the possibility for additional payments of cash in the future based on the performance of VPBM over a period of approximately four years. In 2009 and 2008, $211 and $228, respectively, was paid to former owners of BFMG related to the acquisition agreement. Of the $1,234 acquisition cost, which was accounted for using the purchase method, $234 was allocated to assets based on estimates of their respective fair values. The remaining $1,000 was recognized as goodwill, with an additional $89 of goodwill being recognized in October 2007 due to further expenses associated with the acquisition.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 20 — BUSINESS COMBINATION (Continued)
The following table summarizes the estimated fair value of assets acquired:

Fixed assets	$176
Pre-paid rents on assigned contracts	33
Security deposits on assigned contracts	25
Goodwill	1,089

Total	$1,323

The change in balance for goodwill during the year is as follows:

	2009	2008
Beginning of year	$1,089	$1,089
Acquired goodwill	—	—
Impairment	—	—

End of year	$1,089	$1,089

The Company had no goodwill prior to the 2007 acquisition of BFMG. Goodwill is evaluated for impairment annually and was found to be not impaired at December 31, 2009, 2008 or 2007.
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of ViewPoint Financial Group follows:
CONDENSED BALANCE SHEETS
December 31,

	2009	2008
ASSETS
Cash on deposit at subsidiary	$8,331	$22,904
Investment in banking subsidiary	194,491	162,731
Receivable from banking subsidiary	6,255	1,129
ESOP note receivable and other assets	6,732	7,423

Total assets	$215,809	$194,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$10,000	$—
Income tax payable	—	21
Other liabilities	127	27
Shareholders’ equity	205,682	194,139

Total liabilities and shareholders’ equity	$215,809	$194,187

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF INCOME (LOSS)
Years ended December 31,

	2009	2008	2007
Interest income on ESOP loan	$391	$435	$481
Other income	—	—	1
Interest expense	127	—	—
Operating expenses	341	344	333

Income (loss) before income tax expense and equity in undistributed earnings (loss) of subsidiary	(77)	91	149
Income tax expense (benefit)	(21)	31	50
Equity in undistributed earnings (loss) of subsidiary	2,726	(3,375)	4,968

Net income (loss)	$2,670	$(3,315)	$5,067

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$2,670	$(3,315)	$5,067
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiary	(2,726)	3,375	(4,968)
Vesting of restricted stock	1,501	1,601	—
Payment due from subsidiary	(5,000)	—	—
Net change in other assets	(137)	(25)	—
Net change in other liabilities	263	(187)	50

Net cash from operating activities	(3,429)	1,449	149
Cash flows from investing activities
Capital contribution to subsidiary	(19,500)	—	—
Payments received on ESOP note receivable	828	968	552

Net cash from investing activities	(18,672)	968	552
Cash flows from financing activities
Proceeds from borrowing	10,000	—	—
Treasury stock purchased	—	(4,312)	(17,566)
Payment of dividends	(2,472)	(3,154)	(2,115)

Net cash from financing activities	7,528	(7,466)	(19,681)

Net change in cash and cash equivalents	(14,573)	(5,049)	(18,980)
Beginning cash and cash equivalents	22,904	27,953	46,933

Ending cash and cash equivalents	$8,331	$22,904	$27,953

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 22 — EARNINGS (LOSS) PER SHARE
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
Unvested share-based payments awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings (loss) per share pursuant to the two-class method. The two-class method of earnings (loss) per share calculation is described in ASC 260-10-45-60B. The two-class method calculation for 2009, 2008 and 2007 had no impact on the earnings (loss) per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for 2009, 2008 and 2007 follows:

	2009	2008	2007
Basic
Net income (loss)	$2,670	$(3,315)	$5,067

Weighted average common shares outstanding	24,929,157	25,078,598	25,746,038
Less: Average unallocated ESOP shares	(660,965)	(762,449)	(862,296)
Average unvested restricted stock awards	(292,584)	(378,769)	(257,176)

Average shares	23,975,608	23,937,380	24,626,566

Basic earnings (loss) per common share	$0.11	$(0.14)	$0.20

Diluted
Net income (loss)	$2,670	$(3,315)	$5,067

Weighted average common shares outstanding for basic earnings (loss) per common share	23,975,608	23,937,380	24,626,566
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Dilutive effects of full vesting of stock awards	—	—	—

Average shares and dilutive potential common shares	23,975,608	23,937,380	24,626,566

Diluted earnings (loss) per common share	$0.11	$(0.14)	$0.20

All of the options outstanding at December 31, 2009, 2008 and 2007 were excluded in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, antidilutive.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 23 — SEGMENT INFORMATION
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Segment information is not given for the year ended December 31, 2007 because the data is immaterial. Information reported internally for performance assessment for years ended December 31, 2009 and 2008 follows:

	Year Ended
	December 31, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$108,413	$2,327	$(2,439)	$108,301
Total interest expense	49,550	1,583	(1,847)	49,286
Provision for loan losses	7,652	—	—	7,652

Net interest income after provision for loan losses	51,211	744	(592)	51,363
Other revenue	22,967	(4)	(109)	22,854
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Impairment of collateralized debt obligations (all credit)	(12,246)	—	—	(12,246)
Total non-interest expense	57,641	17,059	232	74,932

Income before income tax expense (benefit)	3,267	1,296	(933)	3,630
Income tax expense (benefit)	541	440	(21)	960

Net income	$2,726	$856	$(912)	$2,670

Segment assets	$2,380,938	$41,391	$(42,825)	$2,379,504
Noncash items:
Net gain (loss) on sale of loans	(1,024)	17,615	—	16,591
Depreciation	3,554	230	—	3,784
Provision for loan losses	7,652	—	—	7,652

	Year Ended
	December 31, 2008
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$96,936	$1,272	$(965)	$97,243
Total interest expense	46,604	603	(1,038)	46,169
Provision for loan losses	6,171	—	—	6,171

Net interest income after provision for loan losses	44,161	669	73	44,903
Other revenue	23,359	(3)	(73)	23,283
Net gain on sale of loans	61	13,138	(3,809)	9,390
Impairment of collateralized debt obligations	(13,809)	—	—	(13,809)
Total non-interest expense	59,729	13,168	(3,538)	69,359

Income (loss) before income tax expense (benefit)	(5,957)	636	(271)	(5,592)
Income tax expense (benefit)	(2,582)	274	31	(2,277)

Net income (loss)	$(3,375)	$362	$(302)	$(3,315)

Segment assets	$2,214,463	$26,831	$(27,879)	$2,213,415
Noncash items:
Net gain on sale of loans	61	13,138	(3,809)	9,390
Depreciation	4,184	181	—	4,365
Provision for loan losses	6,171	—	—	6,171

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)
NOTE 24 — QUARTERLY FINANCIAL DATA (Unaudited)

		Net Interest
		Income after
	Interest	Provision for	Net Income	Earnings (Loss) per Share
	Income	Loan Losses	(Loss)	Basic	Diluted
2009
First quarter	$27,512	$13,019	$1,244	$0.05	$0.05
Second quarter	27,309	13,321	(3,831)[1]	(0.16)[1]	(0.16)[1]
Third quarter	26,388	12,441	2,893	0.12	0.12
Fourth quarter	27,092	12,582	2,364	0.10	0.10

2008
First quarter	$22,132	$10,253	$1,499	$0.06	$0.06
Second quarter	23,240	10,958	1,400	0.06	0.06
Third quarter	25,297	11,779	1,189	0.05	0.05
Fourth quarter	26,574	11,913	(7,403)[2]	(0.31)[2]	(0.31)[2]

[1]	During the second quarter of 2009, the Company recognized a $12,246 non-cash, pre-tax charge for the other-than-temporary impairment of collateralized debt obligations. This impairment charge was partially offset by the sale of 22 agency residential collateralized mortgage obligations and two agency residential mortgage-backed securities, which resulted in a $2,377 pre-tax gain during the second quarter of 2009.

[2]	During the fourth quarter of 2008, the Company recognized a $13,809 non-cash, pre-tax charge for other-than-temporary impairment of collateralized debt obligations.
NOTE 25 — SUBSEQUENT EVENTS
On January 26, 2010, the Company announced its intention to reorganize from a two-tier mutual holding company to a full stock holding company and to undertake a “second-step” offering of additional shares of common stock. The reorganization and offering, subject to regulatory, shareholder and depositor approval, is expected to be completed during the summer of 2010. As part of the reorganization, the Bank will become a wholly owned subsidiary of a to-be-formed stock corporation, ViewPoint Financial Group, Inc. Shares of common stock of the Company, other than those held by ViewPoint MHC, will be converted into shares of common stock in ViewPoint Financial Group, Inc. using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by ViewPoint MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of ViewPoint MHC.
At December 31, 2009, the Company had capitalized $102 in costs related to the offering.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)	Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria. The Company’s independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe Horwath LLP appears on page 79.
(c)	Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors.
The Company’s Board of Directors is currently composed of seven members, each of whom is also a director of ViewPoint Bank. The Bank’s Board of Directors is currently composed of eight members, the seven Company directors and Brian McCall of Plano, Texas, who serves as the eighth director. Approximately one-third of the directors are elected annually. Directors of the Company are elected to serve for a three-year term or until their respective successors are elected and qualified.
The following table sets forth certain information regarding the composition of the Company’s Board of Directors, including each director’s term of office. The Board of Directors, acting on the recommendation of the Nominating Committee, has recommended and approved the nomination of Gary D. Basham and Jack D. Ersman to serve as directors for a term of three years to expire at the annual meeting of shareholders to be held in 2013. There are no arrangements or understandings between the nominees and any other person pursuant to which the nominees were selected.

				Term of
		Position(s) Held in the	Director	Office
Name	Age (1)	Company	Since (2)	Expires

NOMINEES

Gary D. Basham	66	Vice Chairman of the Board	1988	2010
Jack D. Ersman	67	Director	1989	2010

DIRECTORS REMAINING IN OFFICE

James B. McCarley	66	Chairman of the Board	1992	2011
Karen H. O’Shea	59	Director	1998	2011
Garold R. Base	62	Director, President and CEO	2006	2012
Anthony J. LeVecchio	63	Director	2006	2012
V. Keith Sockwell	67	Director	1987	2012

(1)	As of December 31, 2009

(2)	Includes service as a director of ViewPoint Bank and its predecessor entity
Beyond their service with the Company, our directors are accomplished business professionals who have demonstrated a sincere commitment and enthusiasm to the Company and to their communities. To stay abreast of important regulatory changes and financial industry trends, our board members attend multiple bank and financial institution industry conferences and educational programs, generally totaling 20 to 30 hours per year or more. Six of our seven directors have at least 12 years of experience as an executive officer or board member of a financial institution, and the remaining board member has served on the board of three public companies outside of the Company and is our qualified financial expert. The business experience of each director and director nominee for at least the past five years is set forth below.
Garold (Gary) R. Base. Mr. Base has served as the President and Chief Executive Officer of the Company since its inception in 2006 and the Bank (including its predecessor entity) since 1987. He is on the Board of Directors of both institutions. Additionally he currently serves on the Office of Thrift Supervision’s Mutual Savings Association Advisory Committee, and has served as a Director of the North Texas Tollway Authority, Trustee of the Plano School District, Member of the Thrift Advisory Board of the Federal Reserve, Advisory Board Member of Fannie Mae, Chairman of the Plano Chamber of Commerce, Board Member of the North Dallas Chamber of Commerce, Chairman of a Texas State Commission, Director of the Texas Bankers Association and in a number of other positions locally and nationally. During his tenure with the Bank, Mr. Base has overseen the bank’s growth from two locations and $179 million in assets to the $2.4 billion community bank that it is today. Mr. Base’s over 40 years of executive management experience in financial institutions, combined with his drive for innovation and excellence, position him well to serve as a director, our President and Chief Executive Officer.

Gary D. Basham. Mr. Basham has served on the Board of Directors of the Company since its inception in 2006 and of the Bank (including its predecessor entity) since 1988. He was named Vice Chairman of the Board in 2005. Mr. Basham serves as Chairman of the Legislative Committee and is also a member of the Audit, Compensation, Executive and Lending Committees. Prior to his retirement in April 2005, Mr. Basham served as the Director of Sales for the Western United States and Mexico for OSRAM Opto Semiconductor, a division of OSRAM Sylvania and a wholly-owned subsidiary of Siemens AG. From November 1990 until November 2002, Mr. Basham served as the Director of Sales for the Southeastern/South Central regions of the United States for Infineon Technologies AG (formerly Siemens Semiconductors). With over 20 years of service on the Board of Directors of the Bank and its predecessor entity, Mr. Basham has a deep knowledge and understanding of the institution’s business, history and market area. Additionally, his five years of financial institution management experience in the collections and retail areas, and his role as a founder of one such institution, give him an additional perspective that has proven valuable to his role as a director.
Jack D. Ersman. Mr. Ersman has served on the Board of Directors of the Company since its inception in 2006 and of the Bank (including its predecessor entity) since 1989. Mr. Ersman serves as Chairman of the Lending Committee and is also a member of the Audit, Compensation, Executive and Nominating Committees and the Board of Directors of VPBM. He has been an automobile dealer doing business as Village Motors, located in Sachse, Texas, since 1983. Mr. Ersman also served as a Senior Vice President and Loan Manager of the Bank’s predecessor entity from 1970 to 1989. With 19 years of experience as a senior lending officer and more than 26 years operating a successful business, Mr. Ersman brings a unique perspective to the Board and is well-suited for his role as the Chairman of our Lending Committee.
James B. McCarley. Mr. McCarley has served on the Board of Directors of the Company since its inception in 2006 and of the Bank (including its predecessor entity) since 1992. He has served as Chairman of the Board since 1999. Mr. McCarley serves as Chairman of the Executive Committee and is also a member of the Compensation, Legislative and Nominating Committees. Since January 1996, Mr. McCarley has served as President of James McCarley Consultants, a governmental affairs consulting company. He served as Executive Director of the Dallas Regional Mobility Coalition (DRMC) on a contract basis from 1996 until his retirement in 2007. DRMC is a voluntary coalition of five counties and 27 cities in the Texas Department of Transportation Dallas District that promotes mobility issues, projects and programs for transportation improvements. During his service with the DRMC, he served as interim Executive Director of the North Texas Tollway Authority, a Regional Tollway Authority comprised of four counties in North Texas. His service there included responsibility for development of tollway facilities through public revenue bond funding for various projects over $2 billion and operation of the Regional Agency. From February 1987 through January 1996, Mr. McCarley served as the Assistant City Manager-Director of Public Safety for the City of Plano, Texas. During a portion of his service with the City of Plano he had oversight of the Finance Department and Tax Department along with Budget Planning. Prior to 1987, Mr. McCarley spent 23 years in law enforcement, including serving nearly 11 years as the Chief of Police for the City of Plano, Texas. McCarley was also a founding Director Equity investor of the Town and Country Savings and Loan (State Chartered) in McKinney and served on the Loan Committee of that entity prior to its sale to another institution in the early eighties.
With 29 years of combined experience serving on the boards of directors of two different financial institutions, 20 years of senior executive experience with public entities and 14 years as the owner-operator of a successful legislative relations business, Mr. McCarley has a diverse and well-rounded background for his role as Chairman of the Board of Directors. Additionally, his personal and professional relationships with a litany of local, state and federal elected officials, and his extensive network of professional contacts within our business area, have regularly proven to be valuable to the bank.

Karen H. O’Shea. Ms. O’Shea has served on the Board of Directors of the Company since its inception in 2006 and of the Bank (including its predecessor entity) since 1998. Ms. O’Shea chairs the Nominating Committee and is also a member of the Audit, Compensation (Co-Chair), ALM and Executive Committees. Prior to her retirement in 2008, she was Vice President of Communications and Public Relations for Lennox International Inc., a NYSE-listed manufacturer of heating and air conditioning equipment. During her 25 years at Lennox, Ms. O’Shea’s responsibilities included media relations, corporate communications, investor relations and human resources, including compensation and employee development. Prior to her 25 years at Lennox, she was a teacher, an owner and manager of a retail business, and an editor for a major Texas metropolitan newspaper. She also served on the Board of Directors of Richardson Regional Medical Center for eight years, including a term as Vice-Chairman. Ms. O’Shea’s expertise in corporate communications for a NYSE-listed company and her experience in human resources, employee development and compensation, as well as her experience on the boards of both a large regional medical institution and a publicly-traded financial institution, give her a broad range of experience she draws upon for her service on our board and her assigned committees.
V. Keith Sockwell. Mr. Sockwell has served on the Board of Directors of the Company since its inception in 2006 and of the Bank (including its predecessor entity) since 1987. Mr. Sockwell serves as Chairman of the Compensation Committee and is also a member of the Legislative and Nominating Committees and the Board of Directors of VPBM. He is the Chief Executive Officer/Chairman of Cambridge Strategic Services. Mr. Sockwell retired after 40 years in public education where he served as Deputy Superintendent of the Plano Independent School District and Superintendent of the Northwest Independent School District. He is a member of the Texas Association of School Administrators. He served on the Executive Committees for the Texas School Coalition and the Fast Growth Coalition of Texas Public Schools. Mr. Sockwell’s years of executive management with large public educational organizations provided him extensive experience in budgeting, financial management and human resources that prove valuable in his role as a board member. In addition, his 23 years of service on our Board of Directors gives him an important historical perspective on the Company.
Anthony J. LeVecchio. Mr. LeVecchio joined the Board of Directors of the Company and the Bank in September 2006. Mr. LeVecchio serves as Chairman of the Audit Committee and is also a member of the Compensation, Legislative, ALM and Lending Committees. Mr. LeVecchio is President and Principal of The James Group, Inc., a Plano, Texas-based consulting group that focuses on providing executive support to businesses throughout the United States. Prior to founding The James Group, Mr. LeVecchio served as Senior Vice President and Chief Financial Officer of VHA Southwest, Inc., a regional health care system comprised of not-for-profit hospitals in Texas. Before VHA Southwest, Mr. LeVecchio served in various senior financial management capacities with Phillips Information Systems, Exxon Office Systems and Xerox Corporation. Mr. LeVecchio currently serves on the boards of directors of several public and private companies, including Microtune, Inc. (a Plano-based semiconductor company), Ascendant Solutions (a value-oriented investment firm based in Dallas) and DG Fast Channel (a technology company based in Dallas, Texas). Mr. LeVecchio, who serves as our financial expert, holds a Bachelor of Economics and an M.B.A. in Finance from Rollins College. His broad experience serving on the boards of publicly-traded companies, together with his expertise and extensive experience in accounting and finance and his sharp focus on the financial efficiency and profitability of the institution, have contributed significantly to our efforts since he joined the Board in 2006.
Executive Officers.
Information about our executive officers is contained under the caption “Executive Officers” in Part I of this Form 10-K and is incorporated herein by this reference.
Corporate Governance.
Board Meetings and Committees. Meetings of the Company’s Board of Directors are generally held on a quarterly basis with additional meetings scheduled as the need arises. The membership of the Bank’s Board of Directors is identical to the Company’s Board of Directors, with the exception of Brian McCall, who serves as a Director for the Bank but does not serve as a Director of the Company. Meetings of the Bank’s Board of Directors are generally held on a monthly basis. For the fiscal year ended December 31, 2009, the Board of Directors of the Company held ten meetings and the Board of Directors of the Bank held 12 regular meetings and five special meetings. During fiscal year 2009, no incumbent director attended fewer than 75% in the aggregate of the total number of meetings of each Board and the total number of meetings held by the committees of each Board on which committees he or she served.

The Company’s Board of Directors has four standing committees: Executive, Compensation, Audit and Nominating. Information regarding the functions of the Board’s committees, their present membership and the number of meetings held by each committee for the year ended December 31, 2009, is set forth below:
Executive Committee. The Executive Committee is authorized, to the extent permitted by law, to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board upon which the Board of Directors would be authorized to act. The current members of the Executive Committee are James McCarley (Chair), Gary Basham, Jack Ersman and Karen O’Shea. During 2009, this committee held 12 meetings.
Compensation Committee. The Compensation Committee operates under a formal written charter adopted by the Board of Directors. The Compensation Committee is responsible for (i) determining and evaluating the compensation of the Chief Executive Officer and other executive officers and key employees, (ii) reviewing and monitoring existing compensation plans, policies and programs and recommending changes to the goals and objectives of these plans, policies and programs to the entire Board, and (iii) reviewing and recommending new compensation plans, policies and programs. See also “Compensation Discussion and Analysis — Determination of Appropriate Pay Levels” under Item 11 of this Form 10-K.
During 2009, Directors Sockwell (Chair), O’Shea (Co-Chair), Basham, Ersman, LeVecchio and McCarley were members of the Compensation Committee. In 2009, the Compensation Committee held five meetings.
Audit Committee. The Audit Committee operates under a formal written charter adopted by the Board of Directors. The Audit Committee is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements, our financial reporting processes, our systems of internal accounting and financial controls, our compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.
The current members of the Audit Committee are Anthony LeVecchio (Chair), Gary Basham, Jack Ersman and Karen O’Shea. All members of the Audit Committee, in addition to being independent as defined under Rule 4200 (a)(15) of the NASDAQ Marketplace Rules, (i) meet the criteria for independence set forth in Section 10A(m)(3) of the Securities Exchange Act of 1934 and (ii) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement. Additionally, Anthony LeVecchio has had past employment experience in finance or accounting and/or requisite professional certification in accounting that results in his financial expertise. The Board of Directors has determined that Mr. LeVecchio meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” During 2009, the Audit Committee held seven meetings.
Nominating Committee. The Nominating Committee operates under a formal written charter adopted by the Board of Directors. The Nominating Committee is responsible for identifying and recommending director candidates to serve on the Board of Directors. Final approval of director nominees is determined by the full Board, based on the recommendations of the Nominating Committee. The nominees for election at the meeting identified in this Form 10-K were recommended to the Board by the Nominating Committee. The Nominating Committee has the following responsibilities under its charter:
(i)	Recommend to the Board the appropriate size of the Board and assist in identifying, interviewing and recruiting candidates for the Board;
(ii)	Recommend candidates (including incumbents) for election and appointment to the Board of Directors, subject to the provisions set forth in the Company’s charter and bylaws relating to the nomination or appointment of directors, based on the following criteria: business experience, education, integrity and reputation, independence, conflicts of interest, diversity, age, number of other directorships and commitments (including charitable organizations), tenure on the Board, attendance at Board and committee meetings, stock ownership, specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation and public policy) and a commitment to the Company’s communities and shared values, as well as overall experience in the context of the needs of the Board as a whole;

(iii)	Review nominations submitted by shareholders which have been addressed to the Company’s Secretary and which comply with the requirements of the Company’s charter and bylaws. Nominations from shareholders will be considered and evaluated using the same criteria as all other nominations;
(iv)	Annually recommend to the Board committee assignments and committee chairs on all committees of the Board, and recommend committee members to fill vacancies on committees as necessary; and
(v)	Perform any other duties or responsibilities expressly delegated to the Committee by the Board.
Nominations of persons for election to the Board of Directors may be made only by or at the direction of the Board of Directors or by any shareholder entitled to vote for the election of directors who complies with the notice procedures. Pursuant to the Company’s bylaws, nominations by shareholders must be delivered in writing to the Secretary of ViewPoint Financial Group at least ten days prior to the date of the annual meeting.
The current members of the Nominating Committee are Karen O’Shea (Chair), Jack Ersman, James McCarley and Keith Sockwell. During 2009, the Nominating Committee met one time.
Any shareholder desiring to communicate with the Board of Directors, or one or more specific members thereof, should communicate in writing addressed to Mark E. Hord, General Counsel, ViewPoint Financial Group, 1309 West 15th Street, Plano, Texas, 75075, who will promptly forward all such communication to each director.
Although the Company does not have a formal policy regarding director attendance at annual shareholder meetings, directors are expected to attend these meetings absent extenuating circumstances. All of our directors were in attendance at last year’s annual shareholder meeting.
Committee Charters. The full responsibilities of the Audit, Compensation and Nominating Committees are set forth in their charters, which are posted in the Committee Charting section of our website at www.viewpointfinancialgroup.com.
Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this Form 10-K any late filings or failures to file.
On September 25, 2009, Karen O’Shea, who serves as a director of the Company, filed a Form 4 to report eight transactions in which her spouse acquired the Company’s common stock via an automatic dividend reinvestment plan established with a broker. These transactions occurred from February 20, 2007 to November 18, 2008 and totaled 163 shares, with stock prices ranging from $15.76 to $17.65.
Other than the transactions disclosed above, the Company believes that, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2009.

Code of Ethics.
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.viewpointfinancialgroup.com.

Item 11.	Executive Compensation
We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, annual incentives, long-term incentives and broad-based benefits programs.
This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer and the other three most highly-compensated executive officers, who are collectively referred to as the named executive officers.
The Objectives of our Executive Compensation Program
Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our named executive officers. The Compensation Committee is composed entirely of independent directors.
Our executive compensation programs are designed to achieve the following objectives:
•	Attract and retain talented and experienced executives in the highly competitive banking industry;
•	Motivate and reward executives whose knowledge, skills and performance are critical to our success;
•	Provide a competitive compensation package which is weighted towards pay for performance, and in which total compensation is determined by company, team and individual results and the creation of shareholder value;
•	Ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;
•	Foster a shared commitment among executives by coordinating their company, team and individual goals; and
•	Compensate our executives to manage our business to meet our long-range objectives.
Our Executive Compensation Programs
Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance; targeted at market pay levels.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive’s role with us.

Executive Officer Incentive Plan	An annual cash incentive for executives based on ViewPoint Bank and individual performance.	Encourage achievement of goals related to profitability and growth and reward exceptional performance, both organizationally and individually.

Element	Characteristics	Purpose

Equity Incentive Plan	This plan is a long term incentive plan that consists of equity based awards, such as options and restricted stock. Awards are generally subject to forfeiture and limits on transfer until they vest.	This plan was designed to retain key employees, encourage directors and key employees to focus on long-range objectives and to further link the interests of directors and officers directly to the interests of the shareholders.

Retirement Benefits	Tax-deferred 401(k) plan in which all eligible employees can choose to defer compensation for retirement. We provide a matching contribution for eligible employees and employees vest in these contributions with each year of service with full vesting after 6 years of service.

In the 4th quarter of 2006, an ESOP feature was added to the 401(k) plan to create a KSOP. Shares of ViewPoint Financial Group stock are allocated to all eligible employees. The ESOP has a 5 year vesting period.

The Deferred Compensation Plan is a nonqualified voluntary deferral program that allows executive officers to defer a portion of their annual cash compensation.

The Supplemental Executive Retirement Plan (SERP) is a nonqualified, contributory program. The SERP applies only to the CEO, and allows him to defer all or part of his cash compensation. ViewPoint Bank also makes a contribution equal to 7% of the CEO’s annual base salary and incentive award.

Retired employees are eligible to receive a contribution toward the cost of medical benefits. Upon retirement, ViewPoint Bank will provide $175 per month toward the eligible participant’s group coverage. Eligibility is determined by age and length of service, and ends when the participant becomes eligible for Medicare.	Provide employees the opportunity to save for their retirement. Account balances are affected by contributions. The 401(k) Plan is described in more detail on page 142 of this report.

To reward employees for the success of ViewPoint Financial Group and to create ownership among the employee population, aiding in recruitment and retention of employees. The ESOP is described in more detail on pages 142 and 143 of this report.

Provides a tax-deferred retirement savings alternative. The Deferred Compensation Plan is described in more detail on page 142 of this report.

The SERP supplements the CEO’s retirement benefits. The SERP is described in more detail on page 142 of this report.

Provide a benefit to the retired employee to meet the health and welfare needs of the employee.

Health & Welfare Benefits	Fixed component. The same/comparable health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.

	Continuation of health and welfare benefits may occur as part of severance upon termination of employment under certain circumstances.	Provides benefits to meet the health and welfare needs of employees and their families.

Element	Characteristics	Purpose

Additional Benefits & Perquisites	CEO only.	Provides for benefit allowance, automobile, home security and spouse travel.

Employment and Change in Control Agreements; Termination Benefits	We have an employment agreement with the CEO and severance agreements with our other named executive officers. The employment agreement and severance agreements provide for payments in the event of an involuntary termination of the officer.	These arrangements are designed to retain executives and provide continuity of management. The employment agreement and severance agreements are described in more detail on page 140 and page 141 of this report.
We consider market pay practices and practices of peer companies in determining the amounts to be paid. Compensation opportunities for our executive officers, including our named executive officers, are designed to be competitive with peer companies.
Determination of Appropriate Pay Levels
Pay Philosophy and Competitive Standing
To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to ViewPoint Bank, we strive to provide a total compensation package that is competitive with total compensation provided by industry peer groups.
Our compensation package consists of three main components: base salary, annual incentive pay and long-term incentives. We target base salaries to be at or above the 50th percentile of our peer group for each position, adjusted for marketplace demands, needs of our organization, an individual’s experience and overall relationship to competitive market data surveys. The annual incentive pay is a cash award, based on our performance compared to company, team and individual goals. The long-term incentives, which were instituted in 2007, are equity based and designed to retain key employees, to encourage directors and key employees to focus on long-range objectives, and to further link the interests of directors and officers directly to the interests of shareholders.
The 2009 compensation package was determined by the Compensation Committee using published survey data, including consulting from Cardwell Consulting, Inc., an executive compensation firm for financial institutions. The published data used was the Watson Wyatt Data Services 2008/2009 Financial Services — Survey Report on Executive and General Industry Personnel Compensation. The data in this survey is based on the responses of 111 organizations encompassing 292 locations and 12,430 incumbents. The compensation data is organized by industry, asset size and positions. The committee chose companies with assets from $2.0 billion to $9.9 billion. The committee targeted annual base salaries to the median of the salary range with adjustments for performance, experience and the needs of our organization.

To determine the 2010 total compensation package, the Compensation Committee used our 2008 peer group analysis information which was reviewed and updated, with the assistance of Cardwell Consulting, using the following six criteria: (1) thrifts, regional banks or bank holding companies, (2) similar in size to ViewPoint Bank ($1.5B to $5B total assets; approximately $2.3B median total assets), (3) upper quartile financial performance, (4) well-capitalized, (5) complete total direct compensation programs for executives, and (6) representative of all major regions across the United States, with an emphasis on organizations headquartered in the central and western United States. Based on this review four institutions, Anchor Bancorp, Cadence Financial Corporation, Fidelity Southern Corporation and Superior Bancorp, were eliminated based on financial performance. Three institutions, Beneficial Mutual Bancorp, Kearny Financial Corporation and Suffolk Bancorp, were added to complete the peer group, all of which are thrift institutions. The selected peer group information was supplemented with published survey information using the 2009/2010 Watson Wyatt Financial Institutions Survey. The peer company information used for the 2010 compensation package is shown below, as of September 30, 2009.

	Assets	Market Cap	Revenue
Company Name	($M)	($M)	($M)
Bank Mutual Corporation	3,561	412	39
Beneficial Mutual Bancorp, Inc. (MHC)	4,445	747	23
Camden National Corporation	2,273	253	14
Cascade Financial Corporation	1,647	21	27
Enterprise Financial Services Corp.	2,519	119	11
ESB Financial Corporation	1,979	161	0
First Community Bancshares, Inc.	2,298	223	23
First Defiance Financial Corp.	2,019	121	122
IBERIABANK Corporation	6,467	940	14
Kearny Financial Corp. (MHC)	2,165	721	27
Lakeland Financial Corporation	2,470	255	17
MetroCorp Bancshares, Inc.	1,630	39	23
S.Y. Bancorp, Inc.	1,764	314	35
Southside Bancshares, Inc.	2,942	336	57
Sterling Bancshares, Inc.	4,860	598	21
Suffolk Bancorp	1,672	284	59
Texas Capital Bancshares, Inc.	5,318	603	17
United Western Bancorp, Inc.	2,628	109	24
Univest Corporation of Pennsylvania	2,118	356	25
Virginia Commerce Bancorp, Inc.	2,734	107	25

High	6,467	940	122
Low	1,630	21	0
Average	3,023	333	30

ViewPoint Bank (MHC)	2,350	350	23
We believe our executive compensation packages are reasonable when considering our business strategy, our compensation philosophy and the competitive market pay data.
Base Salary
Our base salary levels reflect a combination of factors, including competitive pay levels relative to peer groups discussed above, the published survey data, the executive’s experience and tenure, our overall annual budget, the executive’s individual performance and level of responsibility. We review salary levels annually to recognize these factors.
As noted above, our compensation philosophy targets base salaries that are consistent with the market for comparable positions. The base salaries of our named executive officers compared to competitive benchmarking at the median of the peer data reflect our philosophy. Base pay increases granted to Mr. Base, Ms. McKee, Mr. Robertson, Mr. Hord, and Mr. Parks in 2009 ranged from 2.5% to 4%. Base salaries for 2009 were as follows: Mr. Base — $490,360; Ms. McKee — $216,320; Mr. Robertson — $223,860; Mr. Hord — $217,625; and Mr. Parks — $227,136. Base salaries for the named executive officers did not increase in 2010 because salaries are at or above the 50 percentile and remained competitive in our marketplace.

Annual Cash Incentive Plan
In addition to base salaries, we provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. Our Incentive Plan consists of annual awards that recognizes performance, both organizationally and individually, and encourages achievement of goals related to profitability and growth. Target bonuses for 2009, as a percentage of base salary were: Mr. Base — 50%; other named executive officers — 30%.
As in setting base salaries, we consider a combination of factors in establishing the annual award opportunities for our named executive officers. In general, ViewPoint Financial Group performance targets for the plan are based upon the coming year’s forecast of business activity, interest rates, pricing assumptions, operating assumptions and forecasted net income. Specifically, these annual awards have clearly defined performance measurements that allow the executives to focus on set company wide goals and align executive’s compensation with key objectives of ViewPoint Financial Group and its shareholders. In addition, the Compensation Committee has the discretion to adjust awards to participants due to special circumstances. The 2009 annual incentive was comprised of two parts, a corporate portion which is 75% of the total payout, and an individual portion which is 25% of the total payout. For 2009, the following metrics determined 60% of the 75% corporate goal portion of each participant’s award:
•	Return on average equity
•	Efficiency ratio
•	Loan growth
•	Deposit growth
•	Earnings per share
The remaining 40% of each participant’s corporate goal-based award were tailored to the participants’ particular areas of responsibility.
The individual portion of the participants’ incentive award, that comprised 25% of the annual cash incentive plan award, was determined based on an analysis of the participants’ performance in the following areas:
•	Leadership
•	Implementation
•	Management
•	Organization
•	Relationships
•	Board interaction (Mr. Base only)
The 2009 annual cash incentives were paid in January 2010. As a percent of base salary the amounts paid were 23% for Mr. Base and 17 % to 20% for the other named executives. For the amounts paid under the annual cash incentive plan, please refer to the Summary Compensation Table. The Grants of Plan-Based Awards Table includes the possible payouts under the threshold level, the target level, or the maximum level.
For 2010, the Annual Incentive Plan will include the same metrics as in 2009 with, 75% of each participants 2010 award, if any, weighted to the achievement of corporate goals of ViewPoint Financial Group, and the balance weighted to an individual performance assessment. For 2010, the five corporate goals stated above will determine 60% of the 75% of the participant’s corporate goal portion. The remaining 40% of each participant’s corporate goal-based award are tailored to the participants’ particular areas of responsibility. The individual portion of the participants’ incentive award, that comprise 25% of each participant’s award remain based on the participants’ performance on the areas listed above.
Awards for 2010 will be awarded by the Compensation Committee, subject to approval by the full Board of Directors in early 2011, with the amounts determined by multiplying the participant’s base salary by his or her payout percentage. The payout percentages for 2010 for the named executive officers at the threshold, target and maximum levels of performance are as follows: Mr. Base: 25%, 50%, and 100%, respectively; and all the other named executive officers: 15%, 30%, and 60%, respectively. The threshold performance levels for the 2010 financial goals generally are based on the Company’s previously established 2010 financial and operating budgets.

Equity Incentive Plan
In May 2007, shareholders approved the ViewPoint Financial Group 2007 Equity Incentive Plan. The purpose of this plan is to promote the long-term success of ViewPoint Financial Group and increase shareholder value by attracting and retaining key employees and directors, encouraging directors and key employees, and linking the interests of directors, officers and employees to the interests of the shareholders. The plan allows ViewPoint Financial Group to grant or award stock options, stock appreciation rights, restricted stock and restricted stock units to directors, advisory directors, officers and other employees of ViewPoint Financial Group or ViewPoint Bank.
During 2007, directors and the named executive officers were awarded restricted shares of ViewPoint Financial Group common stock. The number of shares awarded was based on the recommendation of our compensation consultant, Longnecker and Associates, and a review of industry practices. The awards were consistent with Office of Thrift Supervision and plan restrictions. The restricted shares were granted to the directors and named executive officers in 2007 without payment, and are subject to forfeiture and limits on transfer until the shares vest. The restricted shares vest at a rate of 20% per year. The first installment vested on May 22, 2008. Unvested restricted shares are forfeited upon termination of service by the director or named executive officer, except in the event of death, disability, or a change of control of ViewPoint Financial Group. In the event of death or disability, the vesting of the restricted shares is accelerated to the date of the director’s or officer’s termination of service with ViewPoint Financial Group. In the event of a change of control of ViewPoint Financial Group, all unvested restricted shares vest upon the earliest date of the change of control.
The restricted shares are transferable only by will or the laws of descent and distribution. The directors and named executive officers have the right to receive any dividends declared and paid on the restricted shares and are entitled to vote the shares during the restricted period.
Impact of Accounting and Tax Treatments of Compensation
The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit to the executive.
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual non-performance based compensation over $1.0 million paid to their named executive officers. To maintain flexibility in compensating our executive officers in a manner designed to promote varying corporate goals, it is not a policy of the committee that all executive compensation must be tax-deductible. In 2009, all compensation was deductible. The 2007 Equity Incentive Plan approved by shareholders permits the award of stock options, stock appreciation rights and other equity awards that are fully deductible under Code Section 162(m).
With the adoption of ASC 718, we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of equity compensation in the future.
Process Used in Determining Compensation
The Compensation Committee approves the annual compensation package of our CEO and other named executive officers. The Compensation Committee annually analyzes our CEO’s performance and determines his base salary and bonus award payout based on its assessment of his performance. Annual performance reviews and any other information that the Compensation Committee may deem relevant are considered by the Compensation Committee when making decisions on setting base salaries and award plan targets and payments for our named executive officers. When making decisions on setting base salary and award plan targets and payments for new named executive officers, the Compensation Committee considers the importance of the position to us, the past salary history of the executive officer and future contributions to be made by the executive officer. The Compensation Committee modifies (as appropriate) and approves recommendations of the executive compensation consultants, who are selected by the committee.

Summary Compensation
The following table sets forth information concerning the annual compensation for services provided to us by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers during the fiscal years ended December 31, 2009, 2008 and 2007. We refer to the officers listed in the table below as the “named executive officers.”

				Non-
				Equity
				Incentive	All
				Plan	Other
Name and			Stock	Compen-	Compen-
Principal		Salary	Awards	sation	sation		Total
Position	Year	($)	($)(1)	($)(2)	($)		($)
Garold R. Base	2009	490,360	—	112,890	134,304	(3)	737,554
President and CEO	2008	478,400	—	245,180	148,408		871,988
	2007	460,000	2,572,114	116,653	124,465		3,273,232
Pathie E. McKee	2009	216,320	—	37,721	36,974	(3)	291,015
EVP and CFO	2008	208,000	—	69,732	47,224		324,956
	2007	200,000	834,770	24,268	38,823		1,097,861
Mark E. Hord	2009	217,625	—	36,520	37,383	(3)	291,528
EVP and General Counsel	2008	212,318	—	85,989	48,186		346,493
	2007	204,152	834,770	22,560	38,843		1,100,325
James C. Parks	2009	227,136	—	41,310	38,499	(3)	306,945
EVP, COO and Chief Information Officer of	2008	218,400	—	79,607	47,713		345,720
ViewPoint Bank	2007	210,000	834,770	25,482	20,943		1,091,195
Rick M. Robertson	2009	223,860	—	44,492	38,319	(3)	306,671
EVP and Chief Banking Officer of ViewPoint Bank	2008	218,400	—	73,710	49,140		341,250
	2007	210,000	834,770	22,638	28,577		1,095,985

(1)	The executives were granted restricted stock on May 22, 2007 The market price on grant date was $18.47. Restricted shares awarded were 139,259 shares for Mr. Base and 45,196 shares of ViewPoint Bank Financial Group common stock for each of the other named executive officers listed in the table. The closing market price of ViewPoint Bank financial Group common stock as of December 21, 2009 was $14.41. For each of the named executive officers the stock awards and total compensation amounts for 2007 have been restated to comply with the Proxy Disclosure Enhancements as adopted by the SEC with an effective date of February 28, 2010, and now reflect the fair value of the stock awards in accordance with FASB ASC Topic 718.

(2)	Represents incentive award amounts awarded for performance under the Annual Incentive Plan. The awards were approved by the Compensation Committee and were paid following the end of the fiscal year.

(3)	The amounts reported for 2009 consist of the following:

	Garold R.	Pathie E.	Mark E.	James C.	Rick M.
	Base	McKee	Hord	Parks	Robertson
Benefit Type
401(k) Matching	$12,250	$11,403	$11,539	$11,981	$11,880
SERP Contribution	51,488	—	—	—	—
ESOP Allocation	19,305	17,975	18,195	18,631	18,552
Excess Life Insurance Premiums	2,168	—	—	—	—
Dividends paid on restricted stock	22,838	7,412	7,412	7,412	7,412
Bank Owned Life Insurance(a)	1,325	184	237	475	475
Perquisites and Other Personal Benefits:
Benefit Allowance(b)	20,000	—	—	—	—
Other(c)	4,930	—	—	—	—
Total	$134,304	$36,974	$37,383	$38,499	$38,319

(a)	In September 2007, we purchased Bank Owned Life Insurance (BOLI). Amounts represent insurance premiums paid on the death benefit portion of the BOLI. Under the terms of the BOLI, each insured employee was provided the opportunity to designate a beneficiary to receive a death benefit equal to 2 times the insured employee’s base salary on the date of purchase if the insured dies while employed at the Bank.

(b)	Under the terms of Mr. Base’s employment agreement, he receives an annual allowance to be used for automobile expenses, professional fees and dues, and as he may otherwise determine.

(c)	This amount includes monthly home security services, accrued vacation payable and spouse travel.
Grants of Plan-Based Awards
The following table provides information concerning annual Cash Incentive Plan awards made to named executive officers in 2009.

		Estimated Possible Payouts Under Non-
		Equity Incentive Plan Awards (1)
Name	Plan Name	Threshold ($)	Target ($)	Maximum ($)
Garold R. Base	Annual Cash Incentive Plan	122,590	245,180	490,360
Pathie E. McKee	Annual Cash Incentive Plan	32,448	64,896	129,792
Mark E. Hord	Annual Cash Incentive Plan	32,644	65,287	130,575
James C. Parks	Annual Cash Incentive Plan	34,070	68,141	136,282
Rick M. Robertson	Annual Cash Incentive Plan	33,579	67,158	134,316

(1)	For each named executive officer, represents the threshold, target and maximum amounts that were potentially payable for the year ended December 31, 2009 under the Company’s Annual Incentive Plan if all performance criteria met the required level. If some, but not all performance criteria met or exceeded the threshold level a pro rata portion of the incentive award could still be earned. The actual amounts earned under these awards for fiscal 2009 are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan compensation” column. For additional information regarding the Annual Incentive Plan, see “Compensation Discussion and Analysis — Annual Cash Incentive Plan.”

The material terms of the Annual Cash Incentive Plan are discussed above under “Compensation Discussion and Analysis.” The material terms of Mr. Base’s employment agreement, the change in control agreements with the other named executive officers, and our other material compensation plans and arrangements are discussed in detail under “Description of Our Material Compensation Plans and Arrangements” below.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning outstanding restricted stock awards held by named executive officers as of December 31, 2009. No other equity awards were held by the named executive officers at December 31, 2009.

Stock Awards
	Number of Shares or Units of Stock	Market Value of Shares or Units of
Name	That Have Not Vested (#)(1)	Stock That Have Not Vested ($)(2)
Garold R. Base	83,555	1,204,028
Pathie E. McKee	27,117	390,756
Mark E. Hord	27,117	390,756
James C. Parks	27,117	390,756
Rick M. Robertson	27,117	390,756

(1)	The remaining shares vest equally on May 22 over the next three years.

(2)	The market value of the shares of restricted stock is based on the closing price of $14.41 per share of ViewPoint Financial Group common stock on December 31, 2009.
Option Exercises and Stock Vested
The following table provides information concerning the restricted stock awards that vested during 2009 with respect to the named executive officers. There were no options outstanding to named executive officers during 2009.

Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)
Garold R. Base	27,852	392,992
Pathie E. McKee	9,039	127,540
Mark E. Hord	9,039	127,540
James C. Parks	9,039	127,540
Rick M. Robertson	9,039	127,540

(1)	The value of the vested shares of restricted stock is based on the closing price of $14.11 per share of ViewPoint Financial Group common stock on May 22, 2009, the date the shares vested.

Non-qualified Deferred Compensation
The following table sets forth information about the non-qualified deferred compensation activity for the named executive officers during 2009.

		Executive
		Contributions	Company’s	Aggregate	Aggregate	Aggregate
		in Last	Contributions	Earnings	Withdrawals/	Balance
		FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	Plan	($)	($)(1)	($)(2)	($)	($)(3)
Garold R. Base	Supplemental Executive Retirement Plan	—	51,488	14,139	—	1,080,720
	Deferred Compensation Plan	—	—	27,176	—	407,277
Pathie E. McKee	Deferred Compensation Plan	23,613	—	6,255	—	38,743

(1)	These amounts are included in the Summary Compensation Table in the “All Other Compensation” column.

(2)	Earnings in this column are not included in the Summary Compensation Table because they were not preferential or above market.

(3)	The aggregate amount previously reported as compensation to Mr. Base in the Summary Compensation Table for previous years is $91,826.
See the discussion under “Description of Our Material Compensation Plans and Arrangements - Supplemental Executive Retirement Plan” and “Deferred Compensation Plan” for additional information regarding our non-qualified deferred compensation arrangements.
Potential Post-Termination Payments and Benefits
The following table summarizes the value of the termination payments and benefits that Mr. Base would have received if his employment had been terminated by the Board of Directors on December 31, 2009 under the circumstances shown. The Board of Directors can terminate Mr. Base’s employment at any time. Under Mr. Base’s employment contracts, his employment shall be deemed to have been terminated if he resigns following (i) relocation of his principal workplace outside a radius of 50 miles from the Bank’s main office; (ii) a reduction in his responsibilities and authorities; (iii) a demotion from the position of President and Chief Executive Officer; or (iv) a material reduction in his compensation and benefits except as part of an overall program applied to all members of ViewPoint Bank’s senior management.

The table excludes (i) amounts accrued through December 31, 2009 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and non-equity incentive plan award amounts, (ii) contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers, and that are available generally to all salaried employees, such as vested account balances under our 401(k) and employee stock ownership plan, and certain health and welfare benefits, and (iii) vested account balances under our nonqualified deferred compensation plans, as explained under “Description of our Material Compensation Plans and Arrangements — Deferred Compensation Plan.”
Garold R. Base

						Involuntary or
						Good Reason		Involuntary or
						termination		Good Reason
						(not in		termination (in
						connection with		connection with
						change in		change in
	Retirement	Death		Disability		control)		control)
Benefit	($)	($)		($)		($)		($)
Employment Contract: (1)
Base Salary	—	—		—		980,720		980,720
Benefit Allowance (2)	—	—		—		40,000		40,000
Continued Employer Contributions under Defined Contribution Plans (3)	—	—		—		93,150		93,150
Additional Life Insurance	—	—	(4)	—	(5)	6,503	(4)	6,503	(4)
Accrued Vacation Pay(6)	169,470	169,470		169,470		169,470		169,470
Supplemental Executive Retirement Plan (7)	—	172,915		172,915		172,915		172,915
Restricted stock award (8)	—	1,204,028		1,204,028		—		1,204,028

(1)	Reflects the amounts payable to or on behalf of Mr. Base over the liquidated damages period (except for the accrued vacation pay) contained in his employment agreement, which would have been two years for involuntary or good reason termination and three years for involuntary or good reason termination in connection with change in control at December 31, 2009. These amounts are subject to offset for income earned from providing services to another company during the period. All benefits would terminate upon Mr. Base’s death. All payments are subject to Mr. Base’s execution of a general release of claims against the Bank and compliance with a non-compete agreement for a period of 18 months from the termination of his employment agreement.

(2)	Reflects Mr. Base’s allowance to cover expenses related to his automobile, professional fees and dues, and such other expenses as he may determine.

(3)	Reflects the matching contribution under the Bank’s 401(k) plan ($12,250 annually) and Mr. Base’s Supplemental Executive Retirement Agreement ($34,325 annually, 7% of salary). Contributions shall be paid to Mr. Base as if he had continued in service during the liquidated damages period at his existing annual base salary and he made the maximum amount of employee contributions, if any, required or permitted under such plans.

(4)	The Bank provides and pays the premiums for a term life insurance policy in the amount of $750,000 for Mr. Base. In the event of Mr. Base’s death, his designated beneficiaries would be entitled to the insurance proceeds.

(5)	If Mr. Base becomes permanently disabled as defined in the Bank’s disability plan (which is available to all employees of the Bank on a non-discriminatory basis), he shall be entitled to receive the benefits available under that plan.

(6)	Mr. Base has accrued 90 days of unused vacation that will be paid to him upon his termination of employment with the Bank for any reason. The amount is calculated using Mr. Base’s base salary at the date of his termination. The amount Mr. Base is eligible to receive is capped at 90 days.

(7)	Reflects the unvested portion of ViewPoint Financial Group’s matching contribution under the plan. For a more detailed discussion of this plan see “Supplemental Executive Retirement Plan.”

(8)	Represents the value of the executive’s restricted shares of ViewPoint Financial Group common stock based on a closing price of $14.41 per share on December 31, 2009.

The following table summarizes the value of the termination payments and benefits that the named executive officers, other than Mr. Base, would have received if their employment had been terminated on December 31, 2009, under the circumstances shown.

				Involuntary or
				Good Reason	Involuntary or
				termination	Good Reason
				(not in	termination (in
				connection with	connection with
				change in	change in
	Retirement	Death	Disability	control)	control)
Benefit	($)	($)	($)	($)	($)
Pathie E. McKee
Salary Continuance (1)	—	—	—	—	324,480
Restricted stock award (2)	—	390,756	390,756	—	390,756
Mark E. Hord
Salary Continuance (1)	—	—	—	—	326,437
Restricted stock award (2)	—	390,756	390,756	—	390,756
James C. Parks
Salary Continuance (1)	—	—	—	—	340,704
Restricted stock award (2)	—	390,756	390,756	—	390,756
Rick M. Robertson
Salary Continuance (1)	—	—	—	—	335,790
Restricted stock award (2)	—	390,756	390,756	—	390,756

(1)	The salary continuance payments represent 18 months of the employee’s current salary if the employee suffers an involuntary termination of employment in connection with or within 12 months after a change in control. These agreements terminated as of December 31, 2009 and were replaced with severance agreements, as discussed in more detail under the caption “Description of Our Material Compensation Plans and Arrangements -Salary Continuance Agreements with Named Executive Officers” below.

(2)	Represents the value of the executive’s restricted shares of ViewPoint Financial Group common stock based on a closing price of $14.41 per share on December 31, 2009.
Description of Our Material Compensation Plans and Arrangements
General. We currently provide health and welfare benefits to our employees, including hospitalization, comprehensive medical insurance, and life and long-term disability insurance, subject to certain deductibles and co-payments by employees. We also provide certain retirement benefits. See Notes 13 and 14 of the Notes to Consolidated Financial Statements under Part II, Item 8 of the Annual Report on Form 10-K.
Employment Agreements with Garold R. Base. ViewPoint Bank and ViewPoint Financial Group each have an employment agreement with Mr. Base. These agreements had an original three-year term, with annual one-year extensions subject to approval by the Board of Directors. The current term of the agreement extends to December 31, 2011. There is no duplication of salary or benefits by ViewPoint Bank and ViewPoint Financial Group. The amount of annual base salary is to be reviewed by the Board of Directors each year. Mr. Base is also entitled under the employment agreements to: an annual incentive award determined under the Annual Incentive Plan; participation in any stock-based compensation plans; a term life insurance policy in an amount of $750,000; an executive benefits allowance of $20,000 per year and related fees and expenses approved by the Board of Directors; a security system for his home and monthly service for the system; an annual medical examination; a supplemental executive retirement plan approved by the Board of Directors; and participation in any other retirement plans, group insurance and other benefits provided to full-time ViewPoint Bank employees generally and in which executive officers participate. Mr. Base also is entitled to expense reimbursement, professional and educational dues, expenses for programs related to ViewPoint Bank operations, including travel costs for himself and for his spouse if she accompanies him, and, at the time his employment terminates for any reason, payment at the current rate of base salary for 90 days accrued vacation.

Under the employment agreements, if Mr. Base’s employment is terminated for any reason other than cause, death, retirement, or disability, or if he resigns following certain events such as relocation or demotion, he will be entitled to liquidated damages during the term of the agreement then remaining. The liquidated damages consist of continued payments of base salary, continued insurance coverage, continued eligibility under benefit programs for former officers and employees, and payments equal to amounts that the employer would have contributed under qualified and non-qualified retirement plans if he had been employed during the remainder of the term of the agreement. The liquidated damages would be subject to mitigation.
The employment agreements include an agreement not to compete with ViewPoint Bank and ViewPoint Financial Group with regard to the delivery of financial services for a period of 18 months following termination of employment. The value of compensation and benefits payable under the agreements is capped so as to prevent imposition of the golden parachute sanctions under Sections 280G and 4999 of the Internal Revenue Code.
Salary Continuance Agreements with Named Executive Officers. At December 31, 2009, Ms. McKee, Mr. Hord, Mr. Parks and Mr. Robertson had each entered into a change in control agreement with ViewPoint Bank. The change in control agreements for these officers provide that ViewPoint Bank will pay to the officer an amount equal to 18 months of the employee’s current salary if the employee suffers involuntary termination of employment in connection with or within 12 months after a change in control. These agreements terminated on December 31, 2009.
On February 26, 2010, ViewPoint Bank entered into severance agreements with Ms. McKee and Messrs. Hord, Parks and Robertson. The agreements are for a one year term. On the first anniversary of the effective date, and on each anniversary thereafter, the term of the agreement will be extended for a period of one year, provided that within the 90-day period prior to such anniversary, the Compensation Committee of the Board explicitly reviews and approves the extension. Under the terms of these severance agreements, for a period of one year following the executives involuntary termination of employment ViewPoint Bank will (i) continue to pay the executive’s base salary, as in effect on the termination date and (ii) provide to the executive, at ViewPoint Bank’s expense, the hospitalization, medical, dental, prescription drug and other health benefits required to be provided under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended from time to time. The executive also shall be provided with reasonable outplacement services following an involuntary termination.
An involuntary termination means the termination of the executive’s employment (i) by ViewPoint Bank, without the executive’s express written consent; or (ii) by the executive by reason of a material diminution of or interference with the executive’s duties, responsibilities or benefits, including any of the following actions unless consented to in writing by the executive: (1) a requirement that the executive be based at any place other than Plano, Texas, or within a radius of 35 miles from the location of ViewPoint Bank’s administrative offices; (2) a material demotion; (3) a material reduction in the number or seniority of personnel reporting to the executive other than as part of a Bank-wide reduction in staff; and (4) a reduction in the executive’s salary, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of ViewPoint Bank. Involuntary termination does not include termination for cause, retirement, death, disability, or suspension or temporary or permanent prohibition from participation in the conduct of ViewPoint Bank’s affairs under Section 8 of the Federal Deposit Insurance Act.
The severance payments are subject to the executive executing a general release. Amounts received by an executive with respect to services performed by the executive for others during the one year period following termination shall reduce the amounts payable by the ViewPoint Bank under the terms of the severance agreement.

Supplemental Executive Retirement Plan. We maintain a supplemental executive retirement plan for the purpose of retaining the services of Mr. Base as Chief Executive Officer. The supplemental executive retirement plan is a defined contribution based plan that allows Mr. Base to defer all or part of his compensation, including performance-based compensation, until his separation from service from ViewPoint Bank. In addition, ViewPoint Bank makes a contribution to the plan equal to 7% of Mr. Base’s annual base salary and annual cash incentive plan award, payable in quarterly installments. All funds deferred by Mr. Base or contributed by ViewPoint Bank under the plan are deposited into a brokerage account owned by ViewPoint Bank, but over which Mr. Base controls investment decisions. Mr. Base is always 100% vested in his own compensation deferrals and the earnings thereon. The extent to which he is vested in that portion of plan assets attributable to ViewPoint Bank contributions depends on the year in which he terminates service, with full vesting occurring on or after January 1, 2011. Mr. Base, however, will fully vest in that portion of the plan attributable to ViewPoint Bank’s contributions if he is actively employed by ViewPoint Bank and there occurs: a change in control involving ViewPoint Bank, his death or disability, his involuntary termination of employment, his attainment of age 63 prior to separating from service with ViewPoint Bank, or termination of the plan. Payment of plan benefits will be made in three installments over 18 months, except in the case of a change in control or Mr. Base’s death, in which case payment will be made in a lump sum. Payments may also be made on account of hardship. If after his separation from service with ViewPoint Bank, Mr. Base violates the non-competition requirements of his employment contract (described below), then he will forfeit any remaining payments due him. As of December 31, 2009, Mr. Base was 84% vested in the contributions and earnings accrued under the supplemental executive retirement plan.
Deferred Compensation Plan. We also maintain a non-qualified deferred compensation plan that allows selected management and highly compensated employees and directors to defer a portion of their current base salary, annual cash incentive plan award, or director’s compensation into the plan until his or her termination of service, disability or a change in control. There is no limit regarding how much of a participant’s compensation may be deferred. All funds deferred by participants are deposited into a brokerage account owned by ViewPoint Bank, but each participant controls the investment decision with respect to his or her account. All participants are 100% vested in their deferrals and the earnings thereon. A participant may elect to receive his or her account on a specified date that is at least five years from when the deferral amount is contributed to the plan, or to have his or her account distributed upon either the earlier or later of the specified payout date or the participant’s termination of service. All distributions under the plan can be made in a cash lump sum equal to the value of the participant’s deferred compensation plan account at the time of distribution or in annual payments. Payments may also be made on account of an unforeseeable financial emergency.
401(k) Plan. We offer a qualified, tax-exempt savings plan to our employees with a cash or deferred feature qualifying under Section 401(k) of the Code (the “401(k) Plan”). All employees who have attained age 18 are eligible to make 401(k) contributions. Eligible employees are also entitled to matching contributions, if any, after they have completed 12 months of continuous employment during which they worked at least 1,000 hours.
Participants are permitted to make contributions to the 401(k) Plan of up to 75% of their annual salary, up to a maximum of $16,500. In addition, participants who have attained age 50 may defer an additional $5,500 annually as a 401(k) “catch-up” contribution. During 2009, we matched eligible 401(k) contributions (other than catch-up contributions) in an amount equal to 100% of the participant’s 401(k) deferrals for the year up to 5% of the participant’s salary. The plan allows for a discretionary profit sharing contribution; however with the implementation of the employee stock ownership plan in 2006, no profit sharing contributions are currently paid. All 401(k) deferrals made by participants are pre-tax contributions, and those deferrals and earnings thereon are immediately vested. Matching contributions and earnings thereon vest at 20% per year, beginning with the second year of service. In the event of retirement at age 65 or older, permanent disability or death, however, a participant will automatically become 100% vested in all matching and profit sharing contributions and earnings thereon.
Participants may invest amounts contributed by them, as well as the employer matching and profit sharing contributions, in one or more investment options available under the 401(k) Plan. Changes in investment directions among the funds are permitted on a periodic basis pursuant to procedures established by the plan administrator. Participants are permitted to borrow against their account balance in the 401(k) Plan.
Employee Stock Ownership Plan. In 2006, we adopted an employee stock ownership plan (ESOP) for employees of ViewPoint Financial Group and ViewPoint Bank, as part of the 401(k) Plan. (The following description pertains only to the employee stock ownership portion of the combined plan.)

As part of our reorganization to the stock form and initial public offering, the ESOP borrowed funds from ViewPoint Financial Group to purchase shares of common stock of ViewPoint Financial Group. Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released to participants’ accounts as debt service payments are made. Shares released are allocated to each eligible participant’s ESOP account based on the ratio of each participant’s eligible compensation to the total eligible compensation of all participants. An employee is eligible for an employee stock ownership allocation if he is credited with 1,000 or more service hours during the plan year, and either is actually employed on the last day of the plan year or has attained age 65. Forfeitures are reallocated among remaining participating employees in the same manner as an employee contribution. The account balances of participants vest at a rate of 20% for each year of service, beginning with the first year of service. Credit for eligibility and vesting is given for years of service with ViewPoint Bank (and its predecessor organization) prior to adoption of the ESOP. In the case of a “change in control,” which triggers termination of the plan, participants immediately will become fully vested in their account balances. Benefits are payable upon retirement or other separation from service, or upon termination of the plan.
COMPENSATION OF DIRECTORS
Non-Employee Director Compensation
The following table sets forth a summary of the compensation paid to the Company’s non-employee directors during 2009:

	Fees Earned
	or
	Paid in	Stock	All Other
	Cash	Awards	Compensation	Total
Name	($)(1)	($)	($)(2)	($)
Current Directors
Gary D. Basham	64,500	—	2,749	67,249
Jack D. Ersman	65,250	—	2,757	68,007
Anthony J. LeVecchio	66,750	—	2,727	69,477
James B. McCarley	70,250	—	3,193	73,443
Karen H. O’Shea	57,250	—	2,714	59,964
V. Keith Sockwell	43,500	—	2,757	46,257

(1)	Directors may defer all or any part of their directors’ fees, which pursuant to the plan are invested in independent third-party mutual funds.

(2)	All other compensation for the current board members includes dividends paid on restricted stock, premium on BOLI insurance and spouse travel.
ViewPoint Bank is the wholly-owned operating subsidiary of ViewPoint Financial Group, which itself is a majority owned subsidiary of ViewPoint MHC. The composition of the Boards of Directors of ViewPoint MHC and ViewPoint Financial Group are identical. The composition of the Board of Directors of ViewPoint Bank is the same as the other companies with the exception of one additional board member. The directors of ViewPoint MHC and ViewPoint Financial Group are not compensated for their service on those boards.
Each non-employee director receives (i) a $20,000 annual retainer; (ii) $1,000 per board meeting attended and (iii) $750 per committee meeting attended. In addition, the Chairman of the Board receives an additional $20,000 per year, the Audit Committee Chair receives an additional $7,500 per year and the Compensation Committee Chair receives an additional $5,000 per year for the additional responsibilities associated with these positions. These same retainers and fees are projected for 2010. Directors may elect to defer receipt of all or any part of their directors’ fees pursuant to a non-qualified deferred compensation plan. These deferred fees are invested in third party mutual funds. We also pay premiums for a life insurance policy and accidental death and dismemberment policy for the benefit of each non-employee director. If the director leaves the service of the Company for any reason other than death, all rights to any such benefit cease.

Directors are provided or reimbursed for travel and lodging (including for spouse) and are reimbursed for other customary out-of-pocket expenses incurred in attending out-of-town board and committee meetings, as well as industry conferences and continuing education seminars. We also pay the premiums on directors’ and officers’ liability insurance. Under the terms of the Bank Owned Life Insurance, each director was provided a death benefit of $40,000 if the insured dies while a director at the Bank.
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on From 10-K with management. Based on the Compensation Committee’s review of and discussion with management with respect to the CD&A, the Compensation Committee has recommended to the Board of Directors of the Company that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.
The foregoing report is provided by the Compensation Committee of the Board of Directors:
Gary D. Basham
Jack D. Ersman
Anthony J. LeVecchio
James B. McCarley
Karen H. O’Shea (Co-chair)
V. Keith Sockwell (Chair)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan information is incorporated herein from Part II, Item 5 of this Annual Report on Form 10-K.
The following table presents information regarding the beneficial ownership of the Company’s common stock, as of December 31, 2009, by:
•	ViewPoint MHC and any other shareholders known by management to beneficially own more than five percent of the outstanding common stock of the Company;
•	Each of our directors and our director nominees for election;
•	Each of our executive officers named in the “Summary Compensation Table” appearing in Item 11 of this Form 10-K; and
•	All of the executive officers, directors and director nominees as a group.

The persons named in the following table have sole voting and investment powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. The address of each of the beneficial owners, except where otherwise indicated, is the same address as that of the Company. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock of the Company. Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2009, there were 24,929,157 shares of the Company’s common stock outstanding.

			Percent of
			Common
			Stock
Name of Beneficial Owner	Beneficial Ownership		Outstanding
5% and Greater Shareholders:

ViewPoint MHC 1309 West 15th Street Plano, TX 75075	14,183,812	(1)	56.9%

Columbia Wanger Asset Management, LP 227 West Monroe Street, Suite 3000 Chicago, IL 60606	2,005,978	(2)	8.0%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,745,740	(3)	7.0%

Directors, Director Nominees and Named Executive Officers:

James B. McCarley, Chairman of the Board	46,502	(4)	*

Gary D. Basham, Vice Chairman of the Board/Director Nominee	42,419	(4) (5)	*

Garold R. Base, Director, President and CEO	166,252	(4) (6)	*

Jack D. Ersman, Director/Director Nominee	41,243	(4) (7)	*

Anthony J. LeVecchio, Director	21,243	(4)	*

Karen H. O’Shea, Director	33,625	(4) (8)	*

V. Keith Sockwell, Director	30,243	(4) (9)	*

Mark E. Hord, EVP, General Counsel and Corporate Secretary	48,310	(4) (6)	*

Pathie E. McKee, EVP, CFO and Treasurer	49,231	(4) (6)	*

James C. Parks, EVP, COO and Chief Information Officer of the Bank	46,190	(4) (6) (10)	*

Rick M. Robertson, EVP, Chief Banking Officer of the Bank	52,674	(4) (6)	*

Directors, director nominees and executive officers of ViewPoint Financial Group as a group (12 persons)	578,932	(11)	2.3%

(1)	As reported by ViewPoint MHC in a Schedule 13D filed with the SEC on October 13, 2006, which reported sole voting and dispositive power with respect to all shares beneficially owned.

(2)	As reported by Columbia Wanger Asset Management, LP in a Schedule 13G/A filed with the SEC on February 10, 2010, which reported sole voting and dispositive power with respect to all shares beneficially owned.

(3)	As reported by Wellington Management Company, LLP in a Schedule 13G/A filed with the SEC on February 12, 2010, which reported shared voting power with respect to 1,589,340 shares beneficially owned and shared dispositive power with respect to 1,745,740 shares beneficially owned.

(4)	Includes restricted stock awarded to the individual under the 2007 Equity Incentive Plan, over which they have sole voting but no dispositive power, as follows: Mr. McCarley — 11,370 shares; Mr. Basham — 9,745 shares; Mr. Base — 83,555 shares; Mr. Ersman — 9,745 shares; Mr. LeVecchio — 9,745 shares; Ms. O’Shea — 9,745 shares; Mr. Sockwell — 9,745 shares; Mr. Hord — 27,117 shares; Ms. McKee — 27,117 shares; Mr. Parks — 27,117 shares; Mr. Robertson — 27,117 shares.

(5)	Includes 400 shares owned by Mr. Basham’s spouse.

(6)	Includes shares allocated to the individual under the Employee Stock Ownership Plan, over which they have sole voting but no dispositive power, as follows: Mr. Base — 4,664 shares; Mr. Hord — 4,442 shares; Ms. McKee — 4,363 shares; Mr. Parks — 3,498 shares; Mr. Robertson — 3,806 shares.

(7)	Includes 25,000 shares that are held in a trust for which Mr. Ersman is the trustee and beneficiary.

(8)	Includes 7,694 shares that are owned by Ms. O’Shea’s spouse.

(9)	Includes 12,900 shares that are owned by Mr. Sockwell’s spouse.

(10)	Includes 1,700 shares that are owned by Mr. Parks’s spouse.

(11)	Includes shares held directly, as well as shares held by and jointly with certain family members, shares held in retirement accounts, shares held by trusts of which the individual or group member is a trustee or substantial beneficiary, or shares held in another fiduciary capacity with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers. Also includes 1,000 shares owned by a director of ViewPoint Bank but who is not a director of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Director Independence. The Board of Directors of the Company has determined that all of its directors, with the exception of Garold R. Base, the Company’s President and Chief Executive Officer, are “independent directors,” as that term is defined by applicable listing standards of the Marketplace Rules of the NASDAQ Global Select Market and by the Securities and Exchange Commission. These independent directors are Gary D. Basham, Jack D. Ersman, Anthony J. LeVecchio, James B. McCarley, Karen H. O’Shea, and V. Keith Sockwell.
Loans and Related Transactions with Executive Officers and Directors. The Bank has followed a policy of granting loans to officers and directors. These loans are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with persons not related to the Bank, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. All loans that the Bank makes to directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank. Loans to all directors and executive officers and their associates totaled approximately $1.6 million at December 31, 2009, which was 0.77% of our equity at that date. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2009.

Under our Code of Business Conduct and Ethics, all business transactions between the Company (and its subsidiaries) and any of its directors, executive officers and/or their related interests shall be entered into only under the following conditions:
(1)	The terms, conditions and means of compensation shall be no less favorable to the Company as other similar business transactions previously entered into by it or which may be entered into with persons who are not directors or executive officers of the Company, or their related interests.
(2)	All related party transactions between our directors and executive officers and/or their related interests and the Company shall require the prior review and approval of a majority of the disinterested independent directors (as defined under the NASDAQ Stock Market listing standards) of the Board of Directors, with the interested director abstaining from participating either directly or indirectly in the voting and discussion on the proposed business transaction. For these purposes, the term “related party transactions” shall refer to transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.
(3)	The minutes of any Board meeting at which a business transaction between the Company and a director or executive officer, or his or her related interest, is approved or denied shall include the nature and source of all information used to establish the reasonableness and comparable nature of the terms, conditions and means of compensation, with copies thereof attached as appropriate.
During 2009, there were no related party transactions between the Company and any of its directors, executive officers and/or their related interests.

Item 14.	Principal Accountant Fees and Services
For the fiscal years ended December 31, 2009 and 2008, Crowe Horwath LLP provided various audit, audit related and other services to the Company. Set forth below are the aggregate fees billed for these services:
(a)	Audit Fees. The aggregate fees billed by Crowe Horwath LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the quarterly consolidated financial statements, proxy statement, and internal controls for the fiscal years ended December 31, 2009 and 2008 were $275,000 and $282,500, respectively.
(b)	Audit Related Fees. The aggregate fees billed by Crowe Horwath LLP for assurance and related services related to the Company’s Annual Report on Form 10-K, the Company’s retirement and stock ownership benefit plans and the Company’s financial statements for the U.S. Department of Housing and Urban Development for the year ended December 31, 2009 and 2008 were $52,500 and $52,000, respectively.
(c)	Tax Fees. No fees were billed by Crowe Horwath LLP for tax services for the years ended December 31, 2009 and 2008.
(d)	All Other Fees. The aggregate fees billed by Crowe Horwath LLP for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for fiscal years ended December 31, 2009 and 2008, were $16,663 and $11,563, respectively and consisted of operational consulting expenses and software licensing.
The Audit Committee has determined that the services provided by Crowe Horwath LLP as set forth herein are compatible with maintaining Crowe Horwath LLP’s independence.
Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the registered public accounting firm for all audit and permissible non-audit services to be provided by the registered public accounting firm and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter, for the engagement of the registered public accounting firm to render permissible non-audit services to the Company, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See below.

(b)	Exhibits:

Exhibit
Number	Description

2.1	Amended and Restated Plan of Conversion and Reorganization of ViewPoint MHC

3.1	Charter of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

3.2	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (File No. 001-32992))

4.1	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

10.1
Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.2
Amendment to Employment Agreement by and between the Registrant and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.3
Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2006 (File No. 001-32992))

10.4
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2008 (File No. 001-32992))

10.5
Amendment to Employment Agreement by and between ViewPoint Bank, the Registrant’s wholly owned operating subsidiary, and Garold R. Base (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2008 (File No. 001-32992))

10.6
Form of Severance Agreement between ViewPoint Bank and the following executive officers: Pathie E. McKee, Mark E. Hord, James C. Parks and Rick M. Robertson (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2010 (File No. 001-32992))

10.7	Summary of Director Board Fee Arrangements (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (File No. 001-32992))

Exhibit
Number	Description

10.8	ViewPoint Bank Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-24566-01))

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

VIEWPOINT FINANCIAL GROUP (Registrant)
Date: March 2, 2010	By:	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Garold R. Base and Pathie E. McKee his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to ViewPoint Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2009, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Garold R. Base	Date: March 2, 2010
Garold R. Base, President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)

/s/ Gary D. Basham	Date: March 2, 2010
Gary D. Basham, Vice Chairman of the Board and Director

/s/ Jack D. Ersman	Date: March 2, 2010
Jack D. Ersman, Director

/s/ Anthony J. LeVecchio	Date: March 2, 2010
Anthony J. LeVecchio, Director

/s/ Karen H. O’Shea	Date: March 2, 2010
Karen H. O’Shea, Director

/s/ Pathie E. McKee	Date: March 2, 2010
Pathie E. McKee, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

2.1	Amended and Restated Plan of Conversion and Reorganization of ViewPoint MHC

21	Subsidiaries of the Registrant

23	Consent of Accountants

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications