Form 10-Q
period 2010-03-31
ViewPoint Financial Group
filed 2010-05-07
CIK 1356628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,929,157
Class	Shares Outstanding as of May 7, 2010

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,420	$17,507
Short-term interest bearing deposits in other financial institutions	60,644	37,963

Total cash and cash equivalents	75,064	55,470
Securities available for sale	545,325	484,058
Securities held to maturity (fair value: March 31, 2010 – $259,614, December 31, 2009 – $260,814)	251,931	254,724
Loans held for sale	358,818	341,431
Loans, net of allowance of $12,929 – March 31, 2010, $12,310 – December 31, 2009	1,107,900	1,108,159
Federal Home Loan Bank stock, at cost	13,814	14,147
Bank-owned life insurance	28,176	28,117
Mortgage servicing rights	897	872
Foreclosed assets, net	3,079	3,917
Premises and equipment, net	49,930	50,440
Goodwill	1,089	1,089
Accrued interest receivable	8,287	8,099
Prepaid FDIC assessment	8,513	9,134
Other assets	24,590	19,847

Total assets	$2,477,413	$2,379,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	184,356	193,581
Interest bearing demand	321,380	268,063
Savings and money market	721,172	701,835
Time	673,370	633,186

Total deposits	1,900,278	1,796,665
Federal Home Loan Bank advances	304,174	312,504
Repurchase agreement	25,000	25,000
Other borrowings	10,000	10,000
Accrued interest payable	1,962	1,884
Other liabilities	27,458	27,769

Total liabilities	2,268,872	2,173,822

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value; 75,000,000 shares authorized; 26,208,958 shares issued – March 31, 2010 and December 31, 2009	262	262
Additional paid-in capital	118,851	118,297
Retained earnings	113,356	111,188
Accumulated other comprehensive income	3,705	3,802
Unearned Employee Stock Ownership Plan (ESOP) shares; 587,211 shares – March 31, 2010; 610,647 shares – December 31, 2009	(5,925)	(6,159)
Treasury stock, at cost; 1,279,801 shares – March 31, 2010 and December 31, 2009	(21,708)	(21,708)
Total shareholders’ equity	208,541	205,682

Total liabilities and shareholders’ equity	$2,477,413	$2,379,504

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$20,373	$20,738
Taxable securities	5,422	6,628
Nontaxable securities	296	86
Interest bearing deposits in other financial institutions	148	59
Federal Home Loan Bank stock	17	—

	26,256	27,511
Interest expense
Deposits	7,629	9,145
Federal Home Loan Bank advances	3,139	3,776
Federal Reserve Bank advances	—	29
Repurchase agreement	201	101
Other borrowings	148	—

	11,117	13,051

Net interest income	15,139	14,460
Provision for loan losses	1,146	1,442

Net interest income after provision for loan losses	13,993	13,018

Non-interest income
Service charges and fees	4,420	4,456
Brokerage fees	106	75
Net gain on sale of loans	2,655	3,706
Loan servicing fees	62	53
Bank-owned life insurance income	58	164
Fair value adjustment on mortgage servicing rights	90	(211)
Impairment of collateralized debt obligations	—	(465)
Loss on sale of foreclosed assets	(113)	(165)
Loss on disposition of assets	—	(416)
Other	278	232

	7,556	7,429
Non-interest expense
Salaries and employee benefits	11,183	12,095
Advertising	277	255
Occupancy and equipment	1,489	1,602
Outside professional services	489	431
Regulatory assessments	795	645
Data processing	1,002	1,004
Office operations	1,446	1,506
Deposit processing charges	178	235
Lending and collection	221	288
Other	479	558

	17,559	18,619

Income before income tax expense	3,990	1,828
Income tax expense	1,285	584

Net income	$2,705	$1,244

Earnings per share:
Basic	$0.11	$0.05

Diluted	$0.11	$0.05

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009

Net income	$2,705	$1,244

Other comprehensive income (loss):

Change in unrealized gains (losses) on securities available for sale	(148)	549
Reclassification of amount realized through impairment charges	—	465
Tax effect	51	(352)

Other comprehensive income (loss), net of tax	(97)	662

Comprehensive income (loss)	$2,608	$1,906

See accompanying notes to unaudited consolidated financial statements

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

				Accumulated
		Additional		Other	Unearned		Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
For the three months ended March 31, 2009
Balance at January 1, 2009	$262	$115,963	$108,332	$(1,613)	$(7,097)	$(21,708)	$194,139
Cumulative effect of change in accounting principle, initial application of other-than-temporary impairment guidance, net of tax	—	—	2,843	(2,843)	—	—	—
ESOP shares earned, 23,436 shares	—	84	—	—	235	—	319
Share-based compensation expense	—	434	—	—	—	—	434
Dividends declared ($0.08 per share)	—	—	(859)	—	—	—	(859)
Comprehensive income:
Net income	—	—	1,244	—	—	—	1,244
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassifications and taxes	—	—	—	(3,596)	—	—	(3,596)
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	4,258	—	—	4,258

Total comprehensive income							1,906

Balance at March 31, 2009	$262	$116,481	$111,560	$(3,794)	$(6,862)	$(21,708)	$195,939

For the three months ended March 31, 2010
Balance at January 1, 2010	$262	$118,297	$111,188	$3,802	$(6,159)	$(21,708)	$205,682
ESOP shares earned, 23,436 shares	—	112	—	—	234	—	346
Share-based compensation expense	—	442	—	—	—	—	442
Dividends declared ($0.05 per share)	—	—	(537)	—	—	—	(537)
Comprehensive income:
Net income	—	—	2,705	—	—	—	2,705
Change in unrealized gains (losses) on securities available for sale, net of reclassifications and taxes	—	—	—	(97)	—	—	(97)

Total comprehensive income							2,608

Balance at March 31, 2010	$262	$118,851	$113,356	$3,705	$(5,925)	$(21,708)	$208,541

See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$2,705	$1,244
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,146	1,442
Depreciation and amortization	900	1,027
Premium amortization and accretion of securities, net	763	(16)
Impairment of collateralized debt obligations	—	465
ESOP compensation expense	346	319
Share-based compensation expense	442	434
Amortization of mortgage servicing rights	65	86
Net gain on loans held for sale	(2,655)	(3,706)
Loans originated or purchased for sale	(1,473,753)	(960,535)
Proceeds from sale of loans held for sale	1,459,021	903,332
FHLB stock dividends	(17)	—
Increase in bank-owned life insurance	(58)	(164)
Loss on disposition of property and equipment	2	215
Net loss on sales of other real estate owned	113	156
Valuation adjustment on mortgage servicing rights	(90)	211
Net change in deferred loan fees	(46)	(105)
Net change in accrued interest receivable	(188)	214
Net change in other assets	(3,930)	731
Net change in other liabilities	(233)	(3,777)

Net cash used in operating activities	(15,467)	(58,427)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	56,556	34,214
Purchases	(118,486)	—
Held-to-maturity securities:
Maturities, prepayments and calls	12,984	7,844
Purchases	(10,440)	—
Net change in loans	(1,558)	6,236
Redemption of FHLB stock	347	2,769
Purchases of premises and equipment	(392)	(4,343)
Proceeds from sale of fixed assets	—	2
Proceeds on sale of other real estate owned	1,305	303

Net cash provided by / (used in) investing activities	(59,684)	47,025
Cash flows from financing activities
Net change in deposits	103,613	87,113
Proceeds from Federal Home Loan Bank advances	4,000	—
Repayments on Federal Home Loan Bank advances	(12,331)	(61,940)
Payment of dividends	(537)	(859)

Net cash provided by financing activities	94,745	24,314

Net change in cash and cash equivalents	19,594	12,912
Beginning cash and cash equivalents	55,470	32,513

Ending cash and cash equivalents	$75,064	$45,425

Supplemental cash flow information:
Interest paid	$11,040	$12,695
Income taxes paid	$—	$800
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$717	$609
See accompanying notes to unaudited consolidated financial statements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
1. Basis of Financial Statement Presentation
The accompanying consolidated financial statements of ViewPoint Financial Group (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal and recurring adjustments which are considered necessary to fairly present the results for the interim periods presented have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.
In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of its consolidated financial statements, refer to the Company’s 2009 Annual Report on Form 10-K.
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
As of March 31, 2010, ViewPoint MHC (the “MHC”) was the majority (57%) shareholder of the Company. The MHC is a mutual institution, whose members are the depositors of the Bank. The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of earnings per share calculation is described in Accounting Standards Codification (“ASC”) 260-10-45-60B. The two-class method calculation for the three months ended March 31, 2010, and March 31, 2009, had no impact on the earnings per common share for these periods. A reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation for the three months ended March 31, 2010, and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic
Net income (loss)	$2,705	$1,244

Weighted average common shares outstanding	24,929,157	24,929,157
Less: Average unallocated ESOP shares	(602,575)	(696,319)
Average unvested restricted stock awards	(258,118)	(344,161)

Average shares	24,068,464	23,888,677

Basic earnings (loss) per common share	$0.11	$0.05

Diluted
Net income (loss)	$2,705	$1,244

Weighted average common shares outstanding for basic earnings (loss) per common share	24,068,464	23,888,677
Add: Dilutive effects of assumed exercises of stock options	—	—
Dilutive effects of full vesting of stock awards	—	—

Average shares and dilutive potential common shares	24,068,464	23,888,677

Diluted earnings (loss) per common share	$0.11	$0.05

Stock options for 257,804 and 229,276 shares of common stock outstanding were not considered in computing diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the common stock and were, therefore, anti-dilutive.
3. Dividends
On January 21, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The dividend was paid on February 18, 2010, to shareholders of record as of February 4, 2010. ViewPoint MHC, which owns 57% of the common stock of ViewPoint Financial Group, elected to waive these dividends after filing a notice with and receiving no objection from the Office of Thrift Supervision.
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
The compensation cost that has been charged against income for the restricted stock portion of the Equity Incentive Plan was $391 for the three months ended March 31, 2010 and 2009, respectively. The compensation cost that has been charged against income for the stock option portion of the Equity Incentive Plan was $51 and $43 for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation was $150 and $148 for the three months ended March 31, 2010 and 2009, respectively.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A summary of the status of the non-vested shares of the restricted stock portion of the Equity Incentive Plan at March 31, 2010, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	260,118	$18.41
Granted	—	—
Vested	(2,000)	16.53
Forfeited	—	—

Non-vested at March 31, 2010	258,118	$18.42

The grant date fair value is based on the last sale price as quoted on the NASDAQ Stock Market on the grant date. As of March 31, 2010, there was $3,417 of total unrecognized compensation expense related to non-vested shares awarded under the restricted stock portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the activity under the stock option portion of the Equity Incentive Plan as of March 31, 2010, and changes for the three months then ended is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2010	261,704	$17.16	8.1	$101
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,900)	15.54	—	(3)

Outstanding at March 31, 2010	257,804	$17.18	7.8	$98

Fully vested and expected to vest	232,647	$17.33	7.8	$86

Exercisable at March 31, 2010	29,103	$18.36	7.2	$—

As of March 31, 2010, there was $461 of total unrecognized compensation expense related to non-exercisable shares awarded under the stock option portion of the Equity Incentive Plan. That expense is expected to be recognized over a weighted-average period of 2.5 years. At March 31, 2010, the Company used a forfeiture rate of 11% that is based on historical activity.
The Compensation Committee may grant stock appreciation rights, which give the recipient of the award the right to receive the excess of the market value of the shares represented by the stock appreciation rights on the date exercised over the exercise price. As of March 31, 2010, the Company has not granted any stock appreciation rights.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
5. Loans
Loans consist of the following:

	March 31,	December 31,
	2010	2009
Mortgage loans:
One- to four-family	$408,505	$420,934
Commercial real estate	461,207	453,604
One- to four-family construction	7,378	6,195
Commercial construction	880	879
Home equity	113,573	117,139

Total mortgage loans	991,543	998,751

Automobile indirect loans	7,134	10,711
Automobile direct loans	52,877	57,186
Government-guaranteed student loans	6,215	5,818
Commercial non-mortgage loans	43,453	27,983
Consumer lines of credit and unsecured loans	14,499	14,781
Other consumer loans, secured	6,222	6,399

Total non-mortgage loans	130,400	122,878

Gross loans	1,121,943	1,121,629
Deferred net loan origination fees	(1,114)	(1,160)
Allowance for loan losses	(12,929)	(12,310)

Net loans	$1,107,900	$1,108,159

Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
	2010	2009
Beginning balance	$12,310	$9,068
Charge-offs:
One- to four-family real estate	76	138
Commercial real estate	—	—
Home equity	28	9

Total real estate loans	104	147
Consumer	467	868
Commercial non-mortgage	44	191

Total charge-offs	615	1,206

Recoveries:
One- to four-family real estate	3	4
Commercial real estate	—	—
Home equity	—	—

Total real estate loans	3	4
Consumer	85	190
Commercial non-mortgage	—	—

Total recoveries	88	194

Net charge-offs	527	1,012
Provision for loan losses	1,146	1,442

Ending balance	$12,929	$9,498

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
6. Securities
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$33,000	$82	$—	$33,082
Agency residential mortgage-backed securities	286,677	4,162	(1,227)	289,612
Agency residential collateralized mortgage obligations	213,987	3,432	(728)	216,691
SBA pools	5,990	—	(50)	5,940

Total securities	$539,654	$7,676	$(2,005)	$545,325

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$47,994	$—	$(556)	$47,438
Agency residential mortgage-backed securities	197,437	4,377	(187)	201,627
Agency residential collateralized mortgage obligations	226,242	3,588	(1,329)	228,501
SBA pools	6,565	—	(73)	6,492

Total securities	$478,238	$7,965	$(2,145)	$484,058

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2010	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$14,993	$162	$—	$15,155
Agency residential mortgage-backed securities	143,442	5,616	—	149,058
Agency residential collateralized mortgage obligations	59,083	1,410	—	60,493
Municipal bonds	34,413	638	(143)	34,908

Total securities	$251,931	$7,826	$(143)	$259,614

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and federal agency	$14,991	$140	$—	$15,131
Agency residential mortgage-backed securities	154,013	4,555	(175)	158,393
Agency residential collateralized mortgage obligations	56,414	978	(2)	57,390
Municipal bonds	29,306	698	(104)	29,900

Total securities	$254,724	$6,371	$(281)	$260,814

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
During the first quarter of 2009, the Company recognized through operating results a $465 non-cash impairment charge to write off one of our collateralized debt obligations due to other-than-temporary impairment, which was credit-related. The securities were sold in late June 2009.
The table below presents a reconciliation of the credit portion of other-than-temporary impairment charges relating to the collateralized debt obligations.

March 31, 2010
Beginning balance, January 1, 2010	$—
Additional credit losses not recorded previously	—

Ending balance, March 31, 2010	$—

	March 31, 2009
Beginning balance, January 1, 2009	$9,408	(1)
Additional credit losses not recorded previously	465

Ending balance, March 31, 2009	$9,873

(1)	Reduced by $4.4 million fue to adoption of new accounting guidance for other-than-temporary impairment as discussed above

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The fair value of debt securities and carrying amount, if different, at March 31, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

			Available
	Held to maturity		for sale
	Carrying
	Amount	Fair Value	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	16,610	16,856	—
Due from five to ten years	8,621	8,950	34,017
Due after ten years	24,175	24,257	5,005

Securities due at a single maturity date	49,406	50,063	39,022
Agency residential mortgage-backed securities	143,442	149,058	289,612
Agency residential collateralized mortgage obligations	59,083	60,493	216,691

Total	$251,931	$259,614	$545,325

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Securities with unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

HTM	Less than 12 Months			12 Months or More			Total
Description of Securities		Unrealized			Unrealized			Unrealized
March 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

SBA pools	$—	$—		$—	$—		$—	$—	—
Municipal bonds	8,503	(143)	21	—	—		8,503	(143)	21
Agency residential mortgage-backed securities	—	—		—	—		—	—	—
Agency residential collateralized mortgage obligations	—	—		418	—	2	418	—	2
U.S. Government and federal agency	—	—		—	—		—	—	—

Total temporarily impaired	$8,503	$(143)	21	$418	$—	2	$8,921	$(143)	23

AFS	Less than 12 Months			12 Months or More			Total
Description of Securities		Unrealized			Unrealized			Unrealized
March 31, 2010	Fair Value	Loss	Number	Fair Value	Loss	Number	Fair Value	Loss	Number

SBA pools	$—	$—		$5,940	$(50)	2	$5,940	$(50)	2
Municipal bonds	—	—		—	—		—	—	—
Agency residential mortgage-backed securities	115,750	(1,227)	20	—	—		115,750	(1,227)	20
Agency residential collateralized mortgage obligations	10,904	(276)	3	63,343	(452)	17	74,247	(728)	20
U.S. Government and federal agency	—	—		—	—		—	—	—

Total temporarily impaired	$126,654	$(1,503)	23	$69,283	$(502)	19	$195,937	$(2,005)	42

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

HTM	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$—	$—	$—	$—
Municipal bonds	4,333	(104)	—	—	$4,333	$(104)
Agency residential mortgage-backed securities	30,231	(175)	—	—	$30,231	$(175)
Agency residential collateralized mortgage obligations	4	—	687	(2)	$691	$(2)
U.S. Government and federal agency	—	—	—	—	$—	$—

Total temporarily impaired	$34,568	$(279)	$687	$(2)	$35,255	$(281)

AFS	Less than 12 Months		12 Months or More		Total
Description of Securities		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

SBA pools	$—	$—	$6,492	$(73)	$6,492	$(73)
Municipal bonds	—	—	—	—	$—	$—
Agency residential mortgage-backed securities	40,651	(187)	—	—	$40,651	$(187)
Agency residential collateralized mortgage obligations	3,793	(32)	89,956	(1,297)	$93,749	$(1,329)
U.S. Government and federal agency	47,438	(556)	—	—	$47,438	$(556)

Total temporarily impaired	$91,882	$(775)	$96,448	$(1,370)	$188,330	$(2,145)

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
7. Fair Value Disclosures
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
Level 3: Prices or valuation techniques that require inputs that are both significant and unobservable in the market. These instruments are valued using the best information available, some of which is internally developed, and reflects a reporting entity’s own assumptions about the risk premiums that market participants would generally require and the assumptions they would use.
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	March 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$33,082	$—	$33,082	$—
Agency residential mortgage-backed securities	289,612	—	289,612	—
Agency residential collateralized mortgage obligations	216,691	—	216,691	—
SBA pools	5,940	—	5,940	—

Total securities available for sale	$545,325	$—	$545,325	$—

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
U.S. government and federal agency	$47,438	$—	$47,438	$—
Agency residential mortgage-backed securities	201,627	—	201,627	—
Agency residential collateralized mortgage obligations	228,501	—	228,501	—
SBA pools	6,492	—	6,492	—

Total securities available for sale	$484,058	$—	$484,058	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009, and 2010:

Securities
available
for sale
Beginning balance, January 1, 2010	$—
Total gains or losses (realized /unrealized)
Included in earnings
Included in other comprehensive income	—

Ending balance, March 31, 2010	$—

Beginning balance, January 1, 2009	$7,940
Adjustment due to adoption of ASC 320-10-65, non-credit portion of impairment previously recorded	4,351
Total gains or losses (realized /unrealized)
Included in earnings
Interest income on securities	135
Impairment of collateralized debt obligations (all credit)	(465)
Included in other comprehensive income	(9,855)

Ending balance, March 31, 2009	$2,106

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	March 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$2,924	$—	$2,924	$—
Mortgage servicing rights	897	—	897	—
Other real estate owned	3,073	—	3,073	—

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$3,614	$—	$3,614	$—
Mortgage servicing rights	872	—	872	—
Other real estate owned	3,917	—	3,917	—
Impaired loans, which primarily consist of one- to four-family residential, home equity, commercial real estate and commercial non-mortgage loans, are measured for impairment using the fair value of the collateral (as determined by third party appraisals using recent comparative sales data) for collateral dependent loans. Impaired loans with allocated allowance for loan losses at March 31, 2010, had a carrying amount of $2,924, which is made up of the outstanding balance of $3,667, net of a valuation allowance of $743. This resulted in an additional provision for loan losses of $561 that is included in the amount reported on the income statement. Impaired loans with allocated allowance for loan losses at December 31, 2009, had a carrying amount of $3,614, which is made up of the outstanding balance of $4,352, net of a valuation allowance of $738. This resulted in an additional provision for loan losses of $667.
Other real estate owned, which is measured at the lower of book or fair value less costs to sell, had a net book value of $3,073, which is made up of the outstanding balance of $3,167, net of a valuation allowance of $94 at March 31, 2010, resulting in net write-downs of $68 for the three months ended March 31, 2010. Other real estate owned had a net book value of $3,917, which is made up of the outstanding balance of $3,954, net of a valuation allowance of $37 at December 31, 2009, resulting in net write-downs of $188 for the year ended December 31, 2009.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Activity for other real estate owned for the three months ended March 31, 2010, and the related valuation allowance follows:

Other real estate owned:
Balance at January 1, 2010	$3,917
Transfers in at fair value	641
Change in valuation allowance	(57)
Sale of property (gross)	(1,428)

Balance at March 31, 2010	$3,073

Valuation allowance:
Balance at January 1, 2010	$37
Sale of property	(11)
Valuation adjustment	68

Balance at March 31, 2010	$94

Mortgage servicing rights, which are carried at amortized cost, were carried at an amortized cost of $897 at March 31, 2010, which is made up of the outstanding balance of $998, net of a valuation allowance of $101 at March 31, 2010. Mortgage servicing rights were carried at an amortized cost of $872 at December 31, 2009, which is made up of the outstanding balance of $1,063, net of a valuation allowance of $191 at December 31, 2009.
Activity for capitalized mortgage servicing rights for the three months ended March 31, 2010, and the related valuation allowance follows:

Mortgage servicing rights:
Balance at January 1, 2010	$872
Amortized to expense	(65)
Change in valuation allowance	90

Balance at March 31, 2010	$897

Valuation allowance:
Balance at January 1, 2010	$191
Additions expensed	—
Valuation adjustment	(90)

Balance at March 31, 2010	$101

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$75,064	$75,064	$55,470	$55,470
Securities available for sale	545,325	545,325	484,058	484,058
Securities held to maturity	251,931	259,614	254,724	260,814
Loans held for sale	358,818	360,081	341,431	342,663
Loans, net	1,107,900	1,103,915	1,108,159	1,105,979
Federal Home Loan Bank stock	13,814	N/A	14,147	N/A
Bank-owned life insurance	28,176	28,176	28,117	28,117
Accrued interest receivable	8,287	8,287	8,099	8,099

Financial liabilities
Deposits	$(1,900,278)	$(1,885,403)	$(1,796,665)	$(1,771,080)
Federal Home Loan Bank advances	(304,174)	(316,096)	(312,504)	(319,052)
Repurchase agreement	(25,000)	(26,726)	(25,000)	(25,277)
Other borrowings	(10,000)	(10,000)	(10,000)	(10,000)
Accrued interest payable	(1,962)	(1,962)	(1,884)	(1,884)
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

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
8. Income Taxes

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
Current expense (benefit)	$1,232	$(598)
Deferred expense	53	1,182

Total income tax expense	$1,285	$584

Effective Tax Rate	32.21%	31.95%

The net deferred tax assets totaled $5.1 million at March 31, 2010 and December 31, 2009. No valuation allowance was provided on deferred tax assets as of March 31, 2010 or December 31, 2009, as the Company expects to realize the future tax benefits.
9. Repurchase Agreement
In April 2008, the Company entered into a ten-year term structured repurchase callable agreement with Credit Suisse Securities (U.S.A.) LLC for $25.0 million to leverage the balance sheet and reduce cost of funds. The interest rate was fixed at 1.62% for the first year of the agreement. After the first year, the interest rate adjusts quarterly to 6.25% less the three month Libor rate, subject to a lifetime cap of 3.22%. The rate was 3.22% at March 31, 2010. The securities sold under agreements to repurchase had an average balance of $32.0 million and an average interest rate of 1.66% during the three months ended March 31, 2010. The maximum month-end balance during the three months ended March 31, 2010 was $32.2 million. At maturity, the securities underlying the agreement are returned to the Company. The fair value of these securities sold under agreements to repurchase was $31.6 million at March 31, 2010. The Company retains the right to substitute securities under the terms of the agreements.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
10. Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and VPBM, our mortgage banking subsidiary. Loans, investments and deposits generate the revenues in the banking segment; secondary marketing sales generate the revenue in the VPBM segment. Segment performance is evaluated using segment profit (loss). Information reported internally for performance assessment for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended
	March 31, 2010
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$25,770	$413	$73	$26,256
Total interest expense	11,056	309	(248)	11,117
Provision for loan losses	1,105	41	—	1,146

Net interest income after provision for loan losses	13,609	63	321	13,993
Other revenue	4,917	(1)	(15)	4,901
Net gain (loss) on sale of loans	(156)	2,811	—	2,655
Total non-interest expense	13,997	3,450	112	17,559

Income (loss) before income tax expense (benefit)	4,373	(577)	194	3,990
Income tax expense (benefit)	1,543	(194)	(64)	1,285

Net income (loss)	$2,830	$(383)	$258	$2,705

Segment assets	$2,477,209	$39,541	$(39,337)	$2,477,413
Noncash items:
Net gain (loss) on sale of loans	(156)	2,811	—	2,655
Depreciation	833	67	—	900
Provision for loan losses	1,105	41	—	1,146

	Three Months Ended
	March 31, 2009
				Total
			Eliminations	Segments
			and	(Consolidated
	Banking	VPBM	Adjustments[1]	Total)
Results of Operations:
Total interest income	$27,634	$506	$(629)	$27,511
Total interest expense	13,149	369	(467)	13,051
Provision for loan losses	1,442	—	—	1,442

Net interest income after provision for loan losses	13,043	137	(162)	13,018
Other revenue	4,215	—	(27)	4,188
Net gain on sale of loans	—	4,245	(539)	3,706
Impairment of collateralized debt obligations	(465)	—	—	(465)
Total non-interest expense	15,143	3,976	(500)	18,619

Income before income tax expense	1,650	406	(228)	1,828
Income tax expense	427	146	11	584

Net income	$1,223	$260	$(239)	$1,244

Segment assets	$2,238,015	$53,593	$(54,988)	$2,236,620
Noncash items:
Net gain on sale of loans	—	4,245	(539)	3,706
Depreciation	947	60	—	1,007
Provision for loan losses	1,442	—	—	1,442

[1]	Includes eliminating entries for intercompany transactions and stand-alone expenses of ViewPoint Financial Group.

VIEWPOINT FINANCIAL GROUP AND SUBSIDIARY
CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
11. Recent Accounting Developments
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. This ASU provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applied to the following: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture.) The amendments in this ASU also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to sales of in substance real estate or conveyances of oil and gas mineral rights, even if they involve businesses. Also, the amendments in this ASU expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The amendments in this ASU are effective beginning in the period that an entity adopts the provisions of Subtopic 810-10. If an entity has previously adopted Subtopic 810-10 as of the date the amendments in this ASU are included in the ASC, the amendments in this ASU are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this ASU did not have a significant impact to the Company’s financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that require new disclosures as follows: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number.) This ASU provides amendments to Subtopic 820-10 that clarify existing disclosures regarding the level of disaggregation, input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal years. The adoption of this ASU did not have a significant impact to the Company’s financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This ASU amends Subtopic 855-10 to state that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The amendments in this ASU were effective upon issuance. The adoption of this ASU did not have a significant impact to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Private Securities Litigation Reform Act Safe Harbor Statement
When used in filings by the Company with the Securities and Exchange Commission (the “SEC”) in the Company’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions, legislative changes, changes in policies by regulatory agencies, fluctuations in interest rates, the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Company’s ability to access cost-effective funding, fluctuations in real estate values and both residential and commercial real estate market conditions, demand for loans and deposits in the Company’s market area, competition, changes in management’s business strategies and other factors set forth under Risk Factors in the Company’s Annual Report on Form 10-K, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to advise readers that the factors listed above could materially affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake — and specifically declines any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview
The Company is a federally chartered stock holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). The Company was organized on September 29, 2006, as part of ViewPoint Bank’s reorganization into the mutual holding company form of organization. As part of the reorganization, ViewPoint Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form (which was originally chartered as a credit union in 1952); (ii) organized ViewPoint Financial Group, which owns 100% of the common stock of ViewPoint Bank; and (iii) organized ViewPoint MHC, which currently owns 57% of the common stock of ViewPoint Financial Group. ViewPoint MHC has no other activities or operations other than its ownership of ViewPoint Financial Group. ViewPoint Bank succeeded to the business and operations of the Bank in its mutual form and ViewPoint Financial Group sold a minority interest in its common stock in a public stock offering. ViewPoint Financial Group has no significant assets or liabilities other than all of the outstanding shares of common stock of ViewPoint Bank, its loan to the ViewPoint Bank Employee Stock Ownership Plan, liquid assets and certain borrowings.
On January 21, 2010, the boards of the Company, ViewPoint Bank and ViewPoint MHC adopted a plan to reorganize into a full stock company and undertake a “second step” offering of new shares of common stock. The reorganization and offering, which is subject to regulatory, shareholder and depositor approval, is expected to be completed during the summer of 2010. As part of the reorganization, ViewPoint Bank will become a wholly owned subsidiary of a newly formed stock corporation, ViewPoint Financial Group, Inc. Shares of common stock of the Company, other than those held by ViewPoint MHC, will be converted into shares of common stock of ViewPoint Financial Group, Inc. using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by ViewPoint MHC will be retired, and new shares representing that ownership will be offered and sold to the Bank’s eligible depositors, the Bank’s tax-qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of ViewPoint MHC.
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
At March 31, 2010, the Company operated 23 community bank offices in the Dallas/Fort Worth Metroplex and 15 loan production offices. In 2009, we opened three new full-service community bank offices in Grapevine, Frisco and Wylie. On January 2, 2009, the Company announced plans to expand its community banking network by opening more free-standing, full-service community bank offices and transitioning away from limited grocery store banking centers. As a result, the Company closed ten in-store banking centers located in Carrollton, Dallas, Garland, Plano, McKinney, Frisco and Wylie in 2009. These cities continue to be served by full-service ViewPoint Bank offices. Two additional loan production offices are scheduled to open in the second quarter of 2010.
First Quarter Highlights
•	Quarterly EPS more than doubled from this time last year: Basic and diluted earnings per share of $0.11, up $0.06 from the same period last year.
•	Quarterly net income increased by 117.4%: Net income for the quarter ended March 31, 2010 was $2.7 million, an increase of $1.5 million from the quarter ended March 31, 2009.
•	Non-performing loans declined: Non-performing loans improved by $678,000 to 1.07% of Gross Loans, compared to 1.13% at December 31, 2009.
•	Continued loan growth: Purchase Program and commercial non-mortgage loans helped gross loans (including loans held for sale) increase by $17.7 million, or 1.2%, from December 31, 2009.
•	Deposit growth of $103.6 million: Deposits increased, primarily in checking, by $103.6 million, or 5.8%, from December 31, 2009.
•	Continued capital strength: The Company’s equity to total assets ratio was 8.42%, and the Bank’s tier one capital ratio was 7.81%, exceeding the regulatory minimum of 5.00% for a well-capitalized institution.
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
Allowance for Loan Loss. The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by many factors including charge-offs and non-performing loan trends. Generally, one- to four-family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal line of credit loans). Commercial real estate and non-mortgage lending, however, have higher credit risk profiles than consumer and one- to four- family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

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
For periods in which other-than-temporary impairment of a debt security is recognized, the credit portion of the amount is determined by subtracting the present value of the stream of estimated cash flows as calculated in the discounted cash flow model and discounted at book yield from the prior period’s ending carrying value. The non-credit portion of the amount is determined by subtracting the credit portion of the impairment from the difference between the book value and fair value of the security. The credit related portion of the impairments is charged against income and the non-credit related portion is charged to equity as a component of other comprehensive income.
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
We offer a wide range of products and services that provide diversification of revenue sources and solidify our relationship with our customers. We focus on core retail and business deposits, including savings and checking accounts, that lead to long-term customer retention. Our Absolute Checking account product, which offers a higher rate of interest when required electronic transaction amounts and other requirements are satisfied, provides cost savings and drives fee revenue while providing what we believe to be a stable customer relationship. As part of our commercial lending process we cross-sell the entire business banking relationship, including non-interest bearing deposits and business banking products, such as online cash management, treasury management, wires, and direct deposit /payment processing.
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
Comparison of Financial Condition at March 31, 2010, and December 31, 2009
General. Total assets increased by $97.9 million, or 4.1%, to $2.48 billion at March 31, 2010, from $2.38 billion at December 31, 2009. The rise in total assets was primarily due to a $61.3 million, or 12.7%, increase in securities available for sale, $19.6 million in cash and cash equivalents, and a $17.7 million increase in gross loans (including an increase in loans held for sale of $17.4 million.) Asset growth was funded by an increase in deposits of $103.6 million, or 5.8%.

Loans. Gross loans (including $358.8 million in mortgage loans held for sale) increased by $17.7 million, or 1.2%, from $1.46 billion at December 31, 2009 to $1.48 billion at March 31, 2010.

	March 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Real estate loans:
One- to four- family	$408,505	$420,934	$(12,429)	(3.0%)
Commercial	461,207	453,604	7,603	1.7
Home equity	113,573	117,139	(3,566)	(3.0)
Construction	8,258	7,074	1,184	16.7
Loans held for sale	358,818	341,431	17,387	5.1

Total real estate loans	1,350,361	1,340,182	10,179	0.8

Other loans:
Consumer loans:
Automobile indirect	7,134	10,711	(3,577)	(33.4)
Automobile direct	52,877	57,186	(4,309)	(7.5)
Other secured	12,437	12,217	220	1.8
Lines of credit/unsecured	14,499	14,781	(282)	(1.9)

Total consumer loans	86,947	94,895	(7,948)	(8.4)

Commercial non-mortgage	43,453	27,983	15,470	55.3

Total loans	$1,480,761	$1,463,060	$17,701	1.2%

Mortgage loans held for sale increased $17.4 million, or 5.1% from December 31, 2009, and consisted of $331.1 million of Purchase Program loans purchased for sale under our standard loan participation agreement and $27.7 million of loans originated for sale by our mortgage banking subsidiary, VPBM. Our Purchase Program enables our mortgage banking company customers to close conforming one- to four-family real estate loans in their own name and temporarily finance their inventory of these closed loans until the loans are sold to investors approved by the Company. The Purchase Program had 22 clients with approved maximum borrowing amounts ranging from $15.0 million to $30.0 million at March 31, 2010. During the first quarter of 2010, the average outstanding balance per client was $11.2 million. The Purchase Program generated $566 thousand in fee income for the quarter ended March 31, 2010, and also produced interest income of $3.0 million, which was an increase of $1.4 million from the quarter ended March 31, 2009. VPBM originated $96.1 million in one-to-four family mortgage loans in the three months ended March 31, 2010, and sold $88.2 million to investors, generating a net gain on sale of loans of $2.7 million. Also, $7.0 million in VPBM originated loans were retained in our portfolio. One- to four- family mortgage loans held in portfolio declined by $12.4 million, or 3.0%, from December 31, 2009. Since we added fewer loans to our portfolio, paydowns exceeded new loans added to the portfolio. For asset/liability and interest rate risk management, the Company follows guidelines set forth by the Company’s Asset/Liability Management Committee to determine whether to keep loans in portfolio or sell with a servicing release premium. The Company evaluates price, yield and duration, and credit when determining the amount of loans sold or retained.
Our commercial non-mortgage loans increased $15.5 million, or 55.3%, from December 31, 2009 to March 31, 2010. $12.0 million of the growth this quarter is attributed to two loans made to purchasers of discounted, performing, commercial real estate notes, with the notes, deeds of trust and other loan-related documents serving as collateral for our loan. In both cases, the structure of the loan required the borrowers to have a significant new cash equity position in the discounted notes which resulted in a loan to discounted purchase price percentage of between 57% and 64% and a loan to value ratio of between 35% and 37% of the current appraised as-is value of the underlying real estate securing the notes.
Commercial real estate, which increased by $7.6 million, or 1.7%, from December 31, 2009, consists almost exclusively of loans secured by existing, multi-tenanted commercial buildings with positive cash flows. 89% of our commercial real estate properties are located in Texas, a market that has outperformed many areas of the country.

Consumer loans, including direct and indirect automobile, other secured installment loans, and unsecured lines of credit, decreased by $7.9 million, or 8.37%, from December 31, 2009. We have continued to reduce our emphasis on consumer lending and are focused on originating residential and commercial loans. Nevertheless, we remain committed to meeting all of the banking needs of our customers, which includes offering them competitive consumer lending products.
At March 31, 2010, the majority of our loan portfolio, or 67.5%, excluding loans held for sale, were fixed rate loans.
ViewPoint Bankers Mortgage. At March 31, 2010, VPBM had total assets of $39.5 million, which primarily consisted of $27.7 million in one- to four- family mortgage loans held for sale. VPBM operated at a net loss for the three months ended March 31, 2010 of $383,000 compared to net income of $260,000 for the three months ended March 31, 2009, as production declined from $191.7 million in the first quarter 2009 to $96.4 million in the first quarter 2010. Refinance originations were down 68% compared to the same time period in 2009. VPBM operates 14 loan production offices in Texas and has 130 employees.
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
We are focused on maintaining our asset quality by applying strong underwriting guidelines to all loans we originate. Substantially all of our residential real estate loans are full-documentation, standard “A” type products. We do not offer any sub-prime loan products.

Delinquent Loans. The following table sets forth our loan delinquencies at March 31, 2010.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)
Real estate loans:
One- to four- family	7	$673	0.16%	19	$4,672	1.14%	26	$5,345	1.31%
Commercial	—	—	—%	1	901	—%	1	901	0.20%
Home equity	1	15	—%	4	246	—%	5	261	0.23%

Total real estate loans	8	688	0.07%	24	5,819	0.59%	32	6,507	0.66%

Other loans:
Consumer loans:
Automobile indirect	7	26	0.36%	14	101	1.42%	21	127	1.78%
Automobile direct	4	30	0.06%	10	52	0.10%	14	82	0.16%
Other secured	—	—	0.00%	1	3	0.02%	1	3	0.02%
Lines of credit/unsecured	6	19	0.13%	12	57	0.39%	18	76	0.52%

Total consumer loans	17	75	0.09%	37	213	0.24%	54	288	0.32%

Commercial non-mortgage	3	107	0.25%	3	297	0.68%	6	404	0.93%

Total loans	28	$870	0.08%	64	$6,329	0.56%	92	$7,199	0.64%

Impaired loans as defined in ASC 310-10 were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Period-end loans with no allocated allowance for loan losses	$8,308	$8,240
Period-end loans with allocated allowance for loan losses	3,667	4,352

Total	$11,975	$12,592

Amount of the allowance for loan losses allocated to impaired loans at period-end	$743	$738

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Average balance of impaired loans during the period	$12,914	$5,580
Non-performing loans were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	8,186	11,675
Troubled debt restructurings	3,789	978

Total	$11,975	$12,653

At March 31, 2010, nonaccrual loans consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One- to four-family	$4,839	59.11%
Commercial real estate	2,538	31.00%
Home equity	246	3.01%

Total mortgage loans	7,623	93.12%

Indirect automobile loans	102	1.25%
Direct automobile loans	73	0.89%
Commercial non-mortgage loans	328	4.01%
Consumer secured loans	3	0.04%
Consumer lines of credit and unsecured loans	57	0.70%

Total non-mortgage loans	563	6.88%

Total nonaccrual loans	$8,186	100.00%

At March 31, 2010, troubled debt restructurings consisted of the following loan types:

	(Dollars in Thousands)
	Amount	Percent of Total
Mortgage loans:
One- to four-family	$470	12.40%
Commercial real estate	2,874	75.85%
Home equity	47	1.24%

Total mortgage loans	3,391	89.49%

Indirect automobile loans	121	3.19%
Direct automobile loans	144	3.80%
Commercial non-mortgage loans	42	1.11%
Consumer secured loans	—	0.00%
Consumer lines of credit and unsecured loans	91	2.40%

Total non-mortgage loans	398	10.51%

Total troubled debt restructurings	$3,789	100.00%

At March 31, 2010, $2.1 million of troubled debt restructurings were classified as nonaccrual, including $1.8 million in commercial real estate loans.
At March 31, 2010, foreclosed assets consisted of the following collateral types:

	(Dollars in Thousands)
	Amount	Percent of Total
One- to four- family real estate	$523	16.99%
Commercial real estate	2,550	82.82%
Automobile indirect	4	0.13%
Automobile direct	2	0.06%

Total foreclosed assets	$3,079	100.00%

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

Our percentage of non-performing loans to total loans ratio at March 31, 2010, was 1.07%, compared to 1.13% at December 31, 2009. Non-performing loans decreased by $678,000, from $12.7 million at December 31, 2009, to $12.0 million at March 31, 2010. The decrease in non-performing loans was primarily due to $1.1 million in one-to-four family loans becoming current or paying off. The commercial real estate nonaccrual loans consist of three loans, two have been restructured and one represents a refinance of a former other real estate owned property. The first loan is a $907,000 loan participation that is collateralized by a hotel property experiencing financial difficulties. This loan is a troubled debt restructuring and is rated “substandard.” This loan matured in 2009 and has since been modified or extended several times in 2009 on a short-term basis to provide time to negotiate a long-term modification that is currently pending. This loan has matured and pays interest only. A $156,000 specific valuation allowance has been reserved for this loan based on a current appraisal. At March 31, 2010, this loan was 59 days delinquent under the restructured terms with a final short term modification pending. The second loan, a participation with an outstanding balance of $901,000, was reported as a troubled debt restructuring at December 31, 2008, and was moved into nonaccrual status in 2009. The loan defaulted at maturity in November 2008 and is currently in the process of foreclosure, which has been slowed due to the borrower’s filing of Chapter 13 bankruptcy. A $238,000 specific valuation allowance has been set aside for this loan, which is secured by two office buildings located in Oregon and is rated “doubtful.” At March 31, 2010, this loan was over 90 days delinquent under the restructured terms. The third loan is a $730,000 participation collateralized by an outlet mall located in Texas that was previously other real estate owned. The property was sold in January with the seller financing through the lender group. The loan is considered substandard initially due to its 90% loan to value. The sale of this property contributed to the decrease in the percentage of non-performing assets to total assets from .70% at December 31, 2009 to .61% at March 31, 2010. Commercial real estate loans on nonaccrual status decreased by $2.1 million as a troubled debt restructured loan moved out of nonaccrual status after performing in accordance with its restructured terms for more than six months. It is still classified “substandard” and now included in the above troubled debt restructurings table. The loan, with a net outstanding balance of $2.9 million, has paid as agreed and remains current under the restructured terms. It is collateralized by three office buildings located in Texas. The loan was initially extended for a period of three months to allow for the structure of a long term modification. The loan was extended an additional 33 months in August 2009. This loan represents an interest-only note with a cash flow recapture feature that is measured annually. Based on a current analysis, there is no anticipated loss for this loan and no specific reserve required.
Commercial real estate had three loans totaling $4.7 million in troubled debt restructurings which contained term extensions as well as interest concessions in the form of interest only instead of amortizing. $3.7 million of these loans are performing, while $901,000 is not performing and currently in the process of foreclosure.
One-to-four family real estate had four loans totaling $585,000 in troubled debt restructurings. Three loans had their payments capitalized, two loans for $346,000 that received a rate concession, while one loan for $124,000 had a due date extension, all three are performing. The remaining loan for $115,000 is not performing and is currently in the process of foreclosure. This loan is reported in the nonaccrual table.
Commercial non-mortgage had two loans totaling $72,000 in troubled debt restructurings. $42,000 was granted a payment forbearance of three months per SBA guidelines and is performing. The remaining loan for $30,000 was granted a rate reduction and is also performing. This loan is reported in the nonaccrual table.
Other Loans of Concern. The Company has other potential problem loans that are currently performing and do not meet the criteria for impairment, but where some concern exists. Excluding the non-performing assets set forth in the table above, as of March 31, 2010, there was an aggregate of $19.5 million of these potential problem loans compared to $19.7 million as of December 31, 2009. Of the $19.5 million, nine commercial real estate loans totaling $17.8 million were not delinquent at March 31, 2010, but are being monitored due to circumstances such as low occupancy rate, low debt service coverage or prior payment history problems. These possible credit problems may result in the future inclusion of these items in the non-performing asset categories. These loans consist of residential and commercial real estate and commercial non-mortgage loans that are classified as “watch” or “special mention”, meaning that these loans have potential weaknesses that deserve management’s close attention. These loans are not adversely classified according to regulatory classifications and do not expose the Company to sufficient risk to warrant adverse classification. These loans have been considered in management’s determination of our allowance for loan losses.

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
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount classified represented 7.2% of our equity capital and 0.61% of our assets at March 31, 2010 compared to 7.9% of our equity capital and 0.68% of our assets at December 31, 2009. The aggregate amount of classified assets at the dates indicated was as follows:

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Loss	$—	$—
Doubtful	4,783	4,153
Substandard	10,227	12,049

Total	$15,010	$16,202

Our allowance for loan losses at March 31, 2010, was $12.9 million, or 1.15% of gross loans, compared to $12.3 million, or 1.10% of gross loans, at December 31, 2009. The $619,000, or 5.0%, increase in our allowance for loan loss was primarily due to qualitative factors applied to two commercial real estate loans that moved from Watch to Special Mention during the period. One of these two loans is current while the other loan is thirty days delinquent. Allowance for loan loss to non-performing loans was 107.97% at March 31, 2010 compared to 97.29% as of December 31, 2009.
Securities. Our securities portfolio increased by $58.5 million, or 7.91%, to $797.3 million at March 31, 2010, from $738.8 million at December 31, 2009. The increase in our securities portfolio was primarily caused by deposit growth outpacing loan demand. There were $128.9 million of securities purchased and $69.5 million in maturities and paydowns. The purchases consisted of $118.5 million of securities deemed available for sale and $10.4 million of securities that were recorded as held to maturity. The classification of these purchased securities was determined in accordance with ASC 320-10. The available for sale securities purchased consisted of adjustable rate government and agency mortgage-backed securities, floating rate agency collateralized mortgage obligations, and agency step-up bonds. The held to maturity securities purchased consisted of fixed rate agency collateralized mortgage obligations and municipal bonds. This mix was determined due to its strong cash flow characteristics in various interest rate environments.

Deposits. Total deposits increased by $103.6 million, or 5.8%, to $1.90 billion at March 31, 2010, from $1.80 billion at December 31, 2009.

	March 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Non-interest bearing demand	$184,356	$193,581	$(9,225)	(4.8%)
Interest bearing demand	321,380	268,063	53,317	19.9
Savings	151,876	143,506	8,370	5.8
Money Market	560,518	549,619	10,899	2.0
IRA savings	8,778	8,710	68	0.8
Time	673,370	633,186	40,184	6.3

Total deposits	$1,900,278	$1,796,665	$103,613	5.8%

The increase in deposits was primarily caused by a $53.3 million, or 19.9%, increase in interest bearing demand deposits, which was principally attributable to our Absolute Checking product, which currently provides a 4.0% annual percentage yield on account balances up to $50,000 if certain conditions are met. These conditions include using direct deposit or online bill pay, receiving statements online and having at least 15 Visa Check Card transactions per month for purchases. Absolute Checking encourages relationship accounts with required electronic transactions that are intended to reduce the expense of maintaining this product. If the conditions described above are not met, the rate paid decreases to 0.04%. The actual average rate paid on Absolute Checking accounts at March 31, 2010 was 2.76%. At March 31, 2010, 66% of Absolute Checking customers received online statements, compared to the average of 38% in other consumer checking accounts. Additionally, at March 31, 2010, Absolute Checking customers that represented new households generated 215 new loans totaling more than $7.4 million and 832 new deposit accounts for more than $30.4 million.
Time Deposits increased $40.2 million, or 6.3% due to an increase of $45.9 million in deposits from public funds. Public funds totaled $365.3 million as of March 31, 2010, and were pledged by securities with a market value of $400.9 million as of March 31, 2010. Money market deposits increased by $10.9 million, or 2.0%, due to a $7.9 million, or 1.6%, increase in consumer money market accounts, while non-interest bearing demand deposits decreased by $9.2 million, or 4.8%, as more consumers are choosing interest bearing accounts.
Borrowings. Federal Home Loan Bank advances decreased by $8.3 million, or 2.7%, from $312.5 million at December 31, 2009, to $304.2 million at March 31, 2010. The outstanding balance of Federal Home Loan Bank advances decreased due to monthly principal paydowns. During the three months ended March 31, 2010, the Company used deposit growth to fund loans and purchase investment securities. At March 31, 2010, the Company was eligible to borrow an additional $451.2 million from the Federal Home Loan Bank. Additionally, the Company is eligible to borrow from the Federal Reserve Bank discount window and has two available federal funds lines of credit with other financial institutions totaling $66.0 million.
In addition to Federal Home Loan Bank advances, the Company has a $25.0 million repurchase agreement with Credit Suisse and four promissory notes for unsecured loans totaling $10.0 million obtained from local private investors. The Company has used the proceeds from these loans for general working capital and to support the growth of the Bank.

Shareholders’ Equity. Total shareholders’ equity increased by $2.9 million, or 1.4%, from $205.7 million at December 31, 2009, to $208.5 million at March 31, 2010.

	March 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Common stock	$262	$262	$—	—%
Additional paid-in capital	118,851	118,297	554	0.5
Retained Earnings	113,356	111,188	2,168	1.9
Accumulated other comprehensive income	3,705	3,802	(97)	(2.6)
Unearned ESOP shares	(5,925)	(6,159)	234	3.8
Treasury stock	(21,708)	(21,708)	—	—

Total shareholders’ equity	$208,541	$205,682	$2,859	1.4%

This increase was primarily caused by net income of $2.7 million, which was partially offset by the payment of dividends totaling $.05 per share during the three months ended March 31, 2010, which resulted in a $537,000 reduction to retained earnings.
Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009
General. Net income for the three months ended March 31, 2010 was $2.7 million, an increase of $1.5 million, or 117.4%, from $1.2 million for the three months ended March 31, 2009. This increase in net income was driven by an increase in net interest income, lower provision for loan losses, and lower non-interest expense. Our basic and diluted earnings per share for the three months ended March 31, 2010 increased to $0.11 from $.05 for the three months ended March 31, 2009.
Interest Income. Interest income decreased by $1.3 million, or 4.6%, from $27.5 million for the three months ended March 31, 2009, to $26.3 million for the three months ended March 31, 2010.

	Three Months Ended
	March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest and dividend income
Loans, including fees	$20,373	$20,738	$(365)	(1.8%)
Securities	5,718	6,714	(996)	(14.8)
Interest bearing deposits in other financial institutions	148	59	89	150.8
Federal Home Loan Bank stock	17	—	17	N/M

	$26,256	$27,511	$(1,255)	(4.6%)

This decrease in interest income was primarily driven by the decrease in interest earned on securities of $996,000, or 14.8%, primarily relating to decreases in the weighted average yields on agency mortgage-backed securities, agency collateralized mortgage obligations and investment securities, as adjustable rate securities within the portfolios and purchases of new securities reflected lower interest rates, particularly the LIBOR rate, in the current quarter as compared to the prior period. Overall, the yield on agency collateralized mortgage obligations has decreased from 3.90% for the three months ended March 31, 2009 to 2.50% for the three months ended March 31, 2010. Partially offsetting the impact of this decrease in yield was an increase in the average balance of securities of $126.7 million, or 19.3% over the prior year period, principally in agency mortgage-backed securities. Interest income on loans also decreased $365,000, or 1.8%, as the average balance of loans (including loans held for sale) decreased by $95.2 million, or 6.52%, from the three months ended March 31, 2009. This decrease was driven by lower average balances in consumer and commercial non-mortgage loans and, to a lesser extent, commercial real estate loans. The decrease in the average balance of loans was partially offset by an increase in overall yield on the loan portfolio, driven by increases in yields on the commercial real estate and commercial non-mortgage portfolios. Overall, the yield on interest-earning assets for the three months ended March 31, 2010 decreased by 48 basis points, from 5.13% for the three months ended March 31, 2009, to 4.65%; this decrease was due to the lower yields earned on securities and the lower average balances of loans.

Interest Expense. Interest expense decreased by $1.9 million, or 14.8%, from $13.1 million for the three months ended March 31, 2009, to $11.1 million for the three months ended March 31, 2010.

	Three Months Ended
	March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Interest expense
Deposits	$7,629	$9,145	$(1,516)	(16.6%)
Federal Home Loan Bank advances	3,139	3,776	(637)	(16.9)
Federal Reserve Bank advances	—	29	(29)	(100.0)
Repurchase agreement	201	101	100	99.0
Other borrowings	148	—	148	N/M

	$11,117	$13,051	$(1,934)	(14.8%)

This decrease was primarily caused by a $1.5 million, or 16.6%, decline in interest expense on deposits. While volume increased in all of our deposit categories raising average balances by $230.1 million, lower rates paid on our savings, money market, and time accounts resulted in lower overall interest expense on deposits. Interest expense on Federal Home Loan Bank advances also experienced a decline of $637,000, or 16.9%, which was partially offset by the increase of $100,000 in interest expense on our $25.0 million repurchase agreement with Credit Suisse after the agreement repriced to 3.22% from 1.62% in April 2009 in accordance with its terms. The $148,000 of interest expense reflected as other borrowings is attributable to four promissory notes that were executed in October 2009 for unsecured loans totaling $10.0 million obtained from local private investors. The lenders are all members of the same family and long-time customers of ViewPoint Bank. Each of the four promissory notes initially bears interest at 6% per annum, thereafter being adjusted quarterly to a rate equal to the national average 2-year jumbo CD rate plus 2%, with a floor of 6% and a ceiling of 9%. The average balance of borrowings decreased by $75.8 million, or 18.1%, from the three months ended March 31, 2009, while the average rate paid on borrowings increased by 34 basis points. Overall, the cost of interest-bearing liabilities decreased 61 basis points, from 2.85% for the three months ended March 31, 2009, to 2.24% at March 31, 2010.
Net Interest Income. Net interest income increased by $679,000, or 4.7%, to $15.1 million for the three months ended March 31, 2010, from $14.5 million for the three months ended March 31, 2009. The net interest rate spread increased 13 basis points to 2.41% for the three months ended March 31, 2010, from 2.28% for the same period last year. The net interest margin decreased 2 basis points to 2.68% for the three months ended March 31, 2010, from 2.70% for the three months ended March 31, 2009. The decrease in the net interest margin was primarily attributable to Purchase Program loans with an average balance of $240.6 million that were added to our loan portfolio at an average rate of 4.91%. Also, our average balance maintained in interest-earning deposit accounts increased by $230.1 million from the three months ended March 31, 2010, compared to the same period this year. Additionally, we have purchased an increased amount of variable-rate securities over the past year, which we expect will better position us for a rising rate environment.
Analysis of Net Interest Income — Three Months Ended March 31, 2010 and 2009
Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expenses on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2010			2009
	Average			Average
	Outstanding	Interest		Outstanding	Interest
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$686,786	$9,268	5.40%	$669,297	$9,168	5.48%
Commercial real estate	462,554	7,685	6.65%	475,399	6,967	5.86%
Home equity	107,573	1,573	5.85%	100,705	1,518	6.03%
Consumer	91,667	1,418	6.19%	134,023	2,047	6.11%
Commercial non-mortgage	29,063	429	5.90%	90,651	1,038	4.58%
Less: deferred fees and allowance for loan loss	(13,141)	—	—%	(10,359)	—	—%

Loans receivable [1]	1,364,502	20,373	5.97%	1,459,716	20,738	5.68%
Agency mortgage-backed securities	382,497	3,110	3.25%	275,387	3,172	4.61%
Agency collateralized mortgage obligations	285,584	1,784	2.50%	318,363	3,104	3.90%
Investment securities	99,342	824	3.32%	44,991	438	3.89%
FHLB stock	14,670	17	0.46%	16,632	—	—%
Interest earning deposit accounts	113,512	148	0.52%	27,994	59	0.84%

Total interest earning assets	2,260,107	26,256	4.65%	2,143,083	27,511	5.13%

Non-interest earning assets	142,588			93,330

Total assets	$2,402,695			$2,236,413

Interest bearing liabilities:
Interest bearing demand	284,063	1,611	2.27%	104,381	407	1.56%
Savings and money market	700,001	2,596	1.48%	644,216	3,376	2.10%
Time	657,089	3,422	2.08%	662,419	5,362	3.24%
Borrowings	342,336	3,488	4.08%	418,152	3,906	3.74%

Total interest bearing liabilities	1,983,489	11,117	2.24%	1,829,168	13,051	2.85%

Non-interest bearing liabilities	212,212			211,767

Total liabilities	2,195,701			2,040,935

Total capital	206,994			195,478

Total liabilities and capital	$2,402,695			$2,236,413

Net interest income		$15,139			$14,460

Net interest rate spread			2.41%			2.28%

Net earning assets	$276,618			$313,915

Net interest margin			2.68%			2.70%

Average interest earning assets to average interest bearing liabilities	113.95%			117.16%

[1]	Calculated net of deferred fees, loan discounts, loans in process and allowance for loan losses. Includes loans held for sale. Construction loans have been included in the one- to four- family and commercial real estate line items, as appropriate.

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

	Three Months Ended March 31,
	2010 versus 2009
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest earning assets:
One- to four- family real estate	$237	$(137)	$100
Commercial real estate	(192)	910	718
Home equity	101	(46)	55
Consumer	(655)	26	(629)
Commercial non-mortgage	(848)	239	(609)

Loans receivable	(1,357)	992	(365)
Agency mortgage-backed securities	1,027	(1,089)	(62)
Agency collateralized mortgage obligations	(294)	(1,026)	(1,320)
Investment securities	459	(73)	386
FHLB stock	17	—	17
Interest earning deposit accounts	119	(30)	89

Total interest earning assets	(29)	(1,226)	(1,255)

Interest bearing liabilities:
Interest bearing demand	953	251	1,204
Savings and money market	273	(1,053)	(780)
Time	(43)	(1,897)	(1,940)
Borrowings	(751)	333	(418)

Total interest bearing liabilities	432	(2,366)	(1,934)

Net interest income	$(461)	$1,140	$679

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
The provision for loan losses was $1.1 million for the three months ended March 31, 2010, a decrease of $296,000, or 20.5%, from $1.4 million for same time last year. This decrease was primarily due to a decrease in net charge-offs of $485,000 over the same period last year, minimal loan growth, excluding loans held for sale of $314,000, and an improvement of $678,000 in nonperforming loans over the balance at December 31, 2009. Net charge-offs for the three months ended March 31, 2010, totaled $527,000, a decrease of 47.9% from $1.0 million for the three months ended March 31, 2009.

Noninterest Income. Noninterest income increased by $127,000, or 1.7%, from $7.4 million for the three months ended March 31, 2009, to $7.6 million for the three months ended March 31, 2010.

	Three Months Ended
	March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest income
Service charges and fees	$4,420	$4,456	$(36)	(0.8%)
Brokerage fees	106	75	31	41.3
Net gain on sale of loans	2,655	3,706	(1,051)	(28.4)
Loan servicing fees	62	53	9	17.0
Bank-owned life insurance income	58	164	(106)	(64.6)
Valuation adjustment on mortgage servicing rights	90	(211)	301	N/M
Impairment of collateralized debt obligation (all credit)	—	(465)	465	N/M
Gain (loss) on sale of foreclosed assets	(113)	(165)	52	(31.5)
Gain (loss) on disposition of assets	—	(416)	416	N/M
Other	278	232	46	19.8

	$7,556	$7,429	$127	1.7%

Net gain on sale of loans decreased by $1.1 million, or 28.4%, as VPBM sold $88.2 million in loans to outside investors during the three months ended March 31, 2010, compared to $140.2 million for the same period in 2009. The decrease in sales can be attributed to the lower volume of one- to four-family loan originations so far in 2010 compared to the refinance volume experienced during the same prior year period. Non-interest income for the three months ended March 31, 2009, included a $465,000 impairment on collateralized debt obligations, which were marked down to their fair value and sold in June 2009. Also, in March 2009, we realized losses of $400,000 on disposition of assets relating to the closure of most of our in-store banking centers as we transitioned away from limited service grocery store banking centers. An increase in fees of $321,000 generated by our Purchase Program partially offset a $286,000 decrease in non-sufficient funds fees. The decrease in non-sufficient funds fees is primarily due to a trend of lower volume in these types of transactions.
Noninterest Expense. Noninterest expense decreased by $1.1 million, or 5.7%, from $18.6 million for the three months ended March 31, 2009, to $17.6 million for the three months ended March 31, 2010.

	Three Months Ended
	March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in Thousands)
Non-interest expense
Salaries and employee benefits	$11,183	$12,095	$(912)	(7.5%)
Advertising	277	255	22	8.6
Occupancy and equipment	1,489	1,602	(113)	(7.1)
Outside professional services	489	431	58	13.5
Regulatory assessments	795	645	150	23.3
Data processing	1,002	1,004	(2)	(0.2)
Office operations	1,446	1,506	(60)	(4.0)
Deposit processing charges	178	235	(57)	(24.3)
Lending and collection	221	288	(67)	(23.3)
Other	479	558	(79)	(14.2)

	$17,559	$18,619	$(1,060)	(5.7%)

The decrease in noninterest expense was primarily attributable to a $912,000 decline in salaries and employee benefits for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in salaries and employee benefits was attributed to $612,000 in lower variable incentives paid to VPBM staff as they closed $96.1 million of loans in the first three months of 2010 compared to $189.5 million for the comparable period last year. This $93.4 million, or 49.3%, decline in production is a result of the heavy refinance volume experienced in 2009. Lower costs the quarter helped to offset the $1.1 million decline in net gain on sale of loans. Salary expense also decreased by $365,000 after closing the in-store banking centers in 2009. The opening of three new full-service community bank offices in 2009 offset $271,000 of this decrease due to the resulting additional salaries and employee benefits. Lower health care claims led to a $267,000 reduction in healthcare costs as of March 31, 2010.

The decline of $113,000, or 7.1%, in occupancy and equipment was also attributed to the closing of most of our in-store banking centers in 2009, which was partially offset by $64,000 in additional expense related to the three new full-service community bank offices. Regulatory assessments expense increased by $150,000, or 23.3%, due to increased regulatory fees as FDIC deposit insurance assessment rates have increased along with an increase in assessable deposits.
Income Tax Expense. During the three months ended March 31, 2010, we recognized income tax expense of $1.3 million on our pre-tax income compared to income tax expense of $584,000 for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was 32.2% compared to 32.0% for the same time period in 2009 due to our increased earnings.
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
In addition to the primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of March 31, 2010, the Company had an additional borrowing capacity of $451.2 million with the FHLB. The Company may also use the discount window at the Federal Reserve Bank as a source of short-term funding. Federal Reserve Bank borrowing capacity varies based upon collateral pledged to the discount window line. As of March 31, 2010, collateral pledged had a market value of $77.2 million. Also, at March 31, 2010, the Company had $66.0 million in federal funds lines of credit available with other financial institutions.
As of March 31, 2010, the Company has classified 68.4% of its securities portfolio as available for sale, providing an additional source of liquidity. Management believes that because active markets exist and our securities portfolio is of high quality, our available for sale securities are marketable. In addition, we have historically sold mortgage loans in the secondary market to reduce interest rate risk and to create still another source of liquidity.
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
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. The Company has also repurchased shares of its common stock. The Company’s primary source of funds consists of the net proceeds retained by the Company from our initial public offering in 2006. We also have the ability to receive dividends or capital distributions from the Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2010, the Company (on an unconsolidated basis) had liquid assets of $12.0 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2010, the total approved loan commitments (including Purchase Program commitments) and unused lines of credit outstanding amounted to $287.2 million and $78.0 million, respectively, as compared to $283.3 million and $79.8 million, respectively, as of December 31, 2009. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $400.9 million.
It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Company.
For the three months ended March 31, 2010, cash and cash equivalents increased by $19.6 million, or 35.3%, from $55.5 million as of December 31, 2009, to $75.1 million as of March 31, 2010. Cash provided by financing activities of $94.7 million more than offset cash used in investing activities of $59.7 million and cash used in operating activities of $15.5 million. Primary sources of cash for the three months ended March 31, 2010 included increased deposits of $103.6 million, and maturities, prepayments and calls of securities of $69.5 million. Primary uses of cash for the three months ended March 31, 2010, included a net increase to gross loans, including loans held for sale, of $17.7 million, net repayment of FHLB advances of $8.3 million and purchases of securities totaling $128.9 million.
Please see Item 1A (Risk Factors) under Part 1 of the Company’s 2009 Annual Report on Form 10-K for information regarding liquidity risk.
Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
The following table presents our longer term, non-deposit related contractual obligations and commitments to extend credit to our borrowers, in the aggregate and by payment due dates.

	March 31, 2010
		One
		through	Four
	Less than	Three	through	After Five
	One Year	Years	Five Years	Years	Total
	(Dollars in thousands)
Contractual obligations: (1)
Federal Home Loan Bank advances	$52,094	$114,429	$54,467	$83,184	$304,174
Repurchase agreement	—	—	—	25,000	25,000
Other borrowings	—	—	10,000	—	10,000
Operating leases (premises)	1,253	1,747	784	3,121	6,905

Total advances and operating leases	53,347	116,176	65,251	111,305	346,079

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	—	—	—	—	27,456
Commitments to originate loans	—	—	—	—	70,839
Unused commitment on Purchase Program loans	—	—	—	—	188,904
Unused lines of credit	—	—	—	—	77,961

Total loan commitments	—	—	—	—	365,160

Total contractual obligations and loan commitments					$711,239

(1)	Amounts do not include interest
In addition, the Company has overdraft protection available in the amounts of $71,597 and $73,017 for March 31, 2010 and December 31, 2009.

Capital Resources
ViewPoint Bank is subject to minimum capital requirements imposed by the OTS. Consistent with our goal to operate a sound and profitable organization, our policy is for ViewPoint Bank to maintain a “well-capitalized” status under the capital categories of the OTS. Based on capital levels at March 31, 2010, and December 31, 2009, ViewPoint Bank was considered to be well-capitalized.
At March 31, 2010, ViewPoint Bank’s equity totaled $197.6 million. Management monitors the capital levels of ViewPoint Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
The Company’s equity totaled $208.5 million, or 8.42% of total assets, at March 31, 2010. The Company is not subject to any specific capital requirements; however, the OTS expects the Company to support the Bank, including providing additional capital to the Bank when appropriate.

					To Be Well-Capitalized
			Required for Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2010:

Total capital (to risk-weighted assets)	$205,057	15.28%	$107,392	8.00%	$134,240	10.00%
Tier 1 (core) capital (to risk-weighted assets)	192,871	14.37%	53,696	4.00%	80,544	6.00%
Tier 1 (core) capital (to adjusted total assets)	192,871	7.81%	98,801	4.00%	123,501	5.00%

As of December 31, 2009:

Total capital (to risk-weighted assets)	$201,250	15.27%	$105,450	8.00%	$131,812	10.00%
Tier 1 (core) capital (to risk-weighted assets)	189,678	14.39%	52,725	4.00%	79,087	6.00%
Tier 1 (core) capital (to adjusted total assets)	189,678	7.99%	94,900	4.00%	118,626	5.00%
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

The Bank’s asset/liability management strategy sets acceptable limits to the percentage change in NPV given changes in interest rates. For instantaneous, parallel, and sustained interest rate increases and decreases of 100 and 200 basis points, the Bank’s policy indicates that the NPV ratio should not fall below 7.00% and 6.00%, respectively, and for an increase of 300 basis points the NPV ratio should not fall below 5.00%. As illustrated in the tables below, the Bank was within policy limits for all scenarios tested. The tables presented below, as of March 31, 2010 and December 31, 2009, are internal analyses of our interest rate risk as measured by changes in NPV for instantaneous, parallel, and sustained shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.
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

March 31, 2010
Change in
Interest
Rates in
Basis
Points	Net Portfolio Value			NPV
	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)
300	167,632	(37,012)	(18.09)	7.17
200	183,567	(21,077)	(10.30)	7.69
100	197,776	(6,868)	(3.36)	8.11
—	204,644	—	—	8.24
(100)	206,079	1,435	0.70	8.17
(200)	216,523	11,879	5.80	8.44

December 31, 2009
Change in
Interest
Rates in
Basis
Points	Net Portfolio Value			NPV
	$ Amount	$ Change	% Change	Ratio %
	(Dollars in Thousands)
300	174,615	(42,468)	(19.56)	7.82
200	192,168	(24,915)	(11.48)	8.41
100	207,861	(9,222)	(4.25)	8.90
—	217,083	—	—	9.11
(100)	218,003	920	0.42	9.00
(200)	221,750	4,667	2.15	9.01

The Bank’s NPV was $204.6 million, or 8.24%, of the market value of portfolio assets as of March 31, 2010, a $12.5 million decrease from $217.1 million, or 9.11%, of the market value of portfolio assets as of December 31, 2009. Based upon the assumptions utilized, an immediate 200 basis point increase in market interest rates would result in a $21.1 million decrease in our NPV at March 31, 2010, a decrease from $24.9 million at December 31, 2009, and would result in a 55 basis point decrease in our NPV ratio to 7.69% at March 31, 2010, as compared to a 70 basis point decrease to 8.41% at December 31, 2009. An immediate 200 basis point decrease in market interest rates would result in an $11.9 million increase in our NPV at March 31, 2010, compared to $4.7 million increase at December 31, 2009, and would result in a 20 basis point increase in our NPV ratio to 8.44% at March 31, 2010, as compared to a 10 basis point decrease in our NPV ratio to 9.01% at December 31, 2009.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1.A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

2.1
Amended and Restated Plan of Conversion and Reorganization of ViewPoint MHC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2010 (File No. 001-32992))

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
ViewPoint Financial Group
(Registrant)

Date: May 7, 2010	/s/ Garold R. Base
Garold R. Base
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 7, 2010	/s/ Pathie E. McKee
Pathie E. McKee
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.0	Section 1350 Certifications